Form 10QSB
period 1998-12-31
ADVANCED ENGINE TECHNOLOGIES INC
filed 1999-02-16
CIK 1043225

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10QSB



 x       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
         PERIOD ENDED DECEMBER 31, 1998

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM________ TO _______________


                         Commission file number 0-25177


                       Advanced Engine Technologies, Inc.
                       ----------------------------------
        (Exact name of small business issuer as specified in its charter)


              Colorado                                      84-1358194
              --------                                      ----------
    (State or other jurisdiction of                       (IRS Employer
    incorporation or organization)                     Identification No.)


                   9909 Osuna Road NE, Albuquerque, NM 87111
                   -----------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (505) 323-7341
                                 --------------
                (Issuer's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No x

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. December 31, 1998 - 21,925,000 shares of common stock.

Transitional Small Business Disclosure Form      Yes             No    x

Part I.       Financial Information

Item 1.       Financial Statements

                                              ADVANCED ENGINE TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                               FINANCIAL REPORT

                                                              DECEMBER 31, 1998

                       ADVANCED ENGINE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)









                                    CONTENTS

                                                                      Page

ACCOUNTANTS' REPORT                                                     1

FINANCIAL STATEMENTS

   Balance Sheet                                                        2

   Statements of Operations                                             3

   Statement of Stockholders' Equity                                    5

   Statements of Cash Flows                                             6

   Notes to Financial Statements                                        8

Neff & Company LLP


                               Accountants' Report



Advanced Engine Technologies, Inc.
(A Development Stage Company)


We have compiled the accompanying balance sheet of Advanced Engine Technologies, Inc. (a subsidiary of OX2 Engine (Distribution) Ltd. and a development stage company) as of December 31, 1998 and the related statements of operations, changes in stockholders' equity and cash flows for the quarter and the six months ended December 31, 1997 and December 31, 1998, and the period from September 23, 1996 (inception) through December 31, 1998, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.





/s/ Neff & Company LLP


Albuquerque, New Mexico
January 22, 1999














CERTIFIED PUBLIC ACCOUNTANTS . 7001 PROESPECT PLACE NE . ALBUQUERQUE, NM  87110
                       (505) 883-6612 . FAX (505) 884-3409

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
December  31, 1998



ASSETS

CURRENT ASSETS
    Cash                                                   $   285,841
    Prepaid expenses                                            15,000
                                                           -----------
           Total current assets                                300,841

FIXED ASSETS
    Equipment  and furniture                                    35,503
    Less accumulated depreciation                               (4,141)
           Total fixed assets                                   31,362

INTANGIBLE ASSETS
    Patents, copy rights and designs, net of
        accumulated amortization of $729                        43,021
                                                           -----------

           Total assets                                    $   375,224
                                                           ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY
    Common stock-50,000,000 shares authorized,
    21,925,000 issued and outstanding; $.0001 value        $     2,192

    Additional paid-in capital                               1,574,558

    Deficit accumulated during the development stage        (1,201,526)
                                                           -----------

Total liabilities and stockholders' equity                 $   375,224
                                                           ===========


See accompanying notes and accountants' report.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Six Months Ended December 31, 1998 and 1997 and the
Period From September 23, 1996 (Inception)
Through December 31, 1998



                                                                     9/23/96
                                                                   (Inception)
                                                                     Through
                                           1998          1997        12/31/98
                                           ----          ----        --------

Operating expenses                     $   210,061       163,135       708,345

Research and development expenses          525,000             -       525,000
                                       ---------------------------------------

Income (loss) from operations             (735,061)     (163,135)   (1,233,345)

Interest income                              7,403        10,977        31,819
                                       ---------------------------------------

Net loss                               $  (727,658)     (152,158)   (1,201,526)
                                       =======================================


Basic net loss per share               $    (0.034)       (0.007)       (0.059)
                                       =======================================


Weighted average number of common
    shares outstanding                  21,654,167    21,366,201    20,506,319
                                       =======================================




See accompanying notes and accountants' report.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (CONTINUED)
Quarter Ended December 31, 1998 and 1997



                                                   1998             1997
                                                   ----             ----

Operating expenses                             $    101,782          50,906

Research and development expenses                   525,000               -
                                               ----------------------------

Income (loss) from operations                      (626,782)        (50,906)

Interest income                                       2,443           6,624
                                               ----------------------------

Net loss                                       $   (624,339)        (44,282)
                                               ============================


Basic net loss per share                       $     (0.029)         (0.002)
                                               ============================


Weighted average number of common
    shares outstanding                           21,708,333      21,509,867
                                               ============================




See accompanying notes and accountants' report.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
Period From September 23, 1996 (Inception)
Through December 31, 1998


                                                                          Equity
                                                                         (Deficit)
                                                                        Accumulated
                                                          Additional    During the
                                        Common Stock        Paid-in     Development
                                   Shares      Amount       Capital        Stage        Total
                                   ------      ------       -------        -----        -----
Issuance of common stock
    to parent corporation for
    license rights (Note 3)      20,000,000   $  2,000            -              -         2,000

Issuance of common stock
    for services (Note 3)           600,000         60        5,940              -         6,000

Issuance of common stock
    for cash (Note 5)               499,200         50      499,150              -       499,200

Net loss                                  -          -            -       (164,233)     (164,233)
                                ----------------------------------------------------------------

Balance, June 30, 1997           21,099,200      2,110      505,090       (164,233)      342,967

Issuance of common stock
    for cash (Note 5)               500,800         50      500,750              -       500,800

Net loss                                  -          -            -       (309,635)     (309,635)
                                ----------------------------------------------------------------

Balance, June 30, 1998           21,600,000      2,160    1,005,840       (473,868)      534,132

Net loss                                  -          -            -       (103,319)     (103,319)
                                ----------------------------------------------------------------

Balance, September 30, 1998      21,600,000      2,160    1,005,840       (577,187)      430,813

Issuance of stock for assets
    and services (Note 5)           325,000         32      568,718              -       568,750

Net loss                                  -          -            -       (624,339)     (624,339)
                                ----------------------------------------------------------------

Balance, December 31, 1998       21,925,000   $  2,192    1,574,558     (1,201,526)      375,224
                                ================================================================

See accompanying notes and accountants' report.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Six Months Ended December 31, 1998 and 1997 and the Period From September 23, 1996 (Inception)
Through December 31, 1998



                                                                     9/23/96
                                                                   (Inception)
                                                                     Through
                                                1998        1997     12/31/98
                                                ----        ----     --------

Reconciliation of net losses to net cash
  provided by operations:
    Net loss                                  $(727,658)  (152,158) (1,201,526)
    Depreciation and amortization                 3,068          -       4,870
    Issuance of common stock for
      assets and services                       525,000          -     533,000
Changes in current assets and liabilities:
    Stock subscriptions receivable                   -      50,000           -
    Prepaid expenses                            (15,000)         -     (15,000)
    Accounts payable                            (31,283)         -           -
                                              --------------------------------
       Net cash flows applied to
         operating activities                  (245,873)  (102,158)   (678,656)
                                              --------------------------------

Cash flows from investing activities:
    Equipment purchases                         (13,721)    (7,166)    (35,503)
                                              --------------------------------

Cash flows from financing activities:
    Issuance of common stock                          -    456,208   1,000,000
    Loan proceeds                                     -          -      50,000
    Loan payments                                     -          -     (50,000)
                                              --------------------------------
       Net cash flows provided by
         financing activities                         -    456,208   1,000,000
                                              --------------------------------

Net increase (decrease) in cash                (259,594)   346,884     285,841

Cash at beginning of period                     545,435    323,022           -
                                              --------------------------------

Cash at end of period                         $ 285,841    669,906     285,841
                                              ================================


See accompanying notes and accountants' report.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (CONTINUED)
Quarter Ended December 31, 1998 and 1997



                                                         1998         1997
                                                         ----         ----

Reconciliation of net losses to net cash
  provided by operations:
    Net loss                                          $(624,339)     (44,282)
    Depreciation and amortization                         2,167            -
    Issuance of common stock for
      assets and services                               525,000            -
Changes in current assets and liabilities:
    Prepaid expenses                                    (15,000)           -
                                                      ----------------------
      Net cash flows applied to
        operating activities                           (112,172)     (44,282)
                                                      -----------------------

Cash flows from investing activities:
     Equipment purchases                                (12,892)        (371)
                                                      ----------------------

Cash flows from financing activities:
     Issuance of common stock                                 -      121,000
                                                      ----------------------

Net increase (decrease) in cash                        (125,064)      76,347

Cash at beginning of period                             410,905      593,559
                                                      ----------------------

Cash at end of period                                 $ 285,841      669,906
                                                      ======================





See accompanying notes and accountants' report.

ADVANCED ENGINE TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
December 31, 1998



NOTE 1.  NATURE OF BUSINESS

Advanced Engine Technologies, Inc. (the Company), a subsidiary of OX2 Engine (Distribution) Ltd., was incorporated under the laws of Colorado and began operations on September 23, 1996. The Company was formed to acquire the rights to manufacture, distribute and market an OX2 Engine combustion engine throughout the United States, Canada and Mexico. On October 18, 1996 the Company entered into a contract with OX2 Engine (Distribution) Ltd., (OX2) a company incorporated in the Republic of Vanatu, whereby the Company acquired the rights to manufacture, distribute and market the OX2 combustion engine. As part of this contract the Company issued 20,000,000 shares of its common stock and was to issue an additional 19,000,000 upon the completion of certain tests (see Note
3). In addition, OX2 has the right to appoint two of the Company's three directors. As of December 31, 1998, OX2 owned approximately 62 percent of the Company's outstanding shares. Accordingly, the accompanying financial statements represent the separate financial statements of a subsidiary company.

As of December 31, 1998, the Company's operations consisted of obtaining capital and marketing the OX2 combustion engine. Management does not expect to generate significant sales revenue until 1999. Accordingly, planned principal operations have not commenced and the Company is a development stage enterprise.


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents. Cash and cash equivalents include all cash balances and highly liquid debt instruments with an original maturity of three months or less. The Company's cash is deposited in a Colorado financial institution and is insured only up to $100,000 by the Federal Deposit Insurance Corporation.

Fixed Assets. Fixed assets are stated at cost. Depreciation expense is calculated using the straight-line method over the estimated useful lives of the assets, which range from 5 to 10 years.

Intangible Assets. Intangible assets are amortized on a straight-line basis over five years. The Company annually assesses the recoverability of the cost of its intangible assets based on a review of projected undiscounted cash flows related to the intangible asset.

Income Taxes. The Company accounts for its income taxes using the liability method. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company has provided a valuation allowance to offset the benefit of any net operating loss carryforwards or deductible temporary differences.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED)

Advertising Costs. The Company expenses advertising costs as incurred. Advertising costs amounted to $135 and $4,661 for the quarter ended December 31, 1998 and 1997, respectively, and $334 and $18,495 for the six months ended December 31, 1998 and 1997, respectively, and $88,690 from September 23, 1996 (inception) to December 31, 1998.

Loss per share. Loss per share is computed on the basis of the weighted average number of common shares outstanding during the year and did not include the effect of potential common stock as their effect would be antidilutive. The numerator for the computation is the net loss and the denominator is the weighted average shares of common stock outstanding.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE 3.  RELATED PARTY TRANSACTIONS

In April 1996, the Company issued a convertible note to a director in the amount of $50,000. This note was repaid in September of 1997.

The Company paid consulting fees to its President, who is also a shareholder, in the amount of $170,228 from September 23, 1996 (inception) to December 31, 1998 including $22,030 and $19,920 for the quarter ended December 31, 1998 and 1997, respectively, and $41,530 and $49,870 for the six months ended December 31, 1998 and 1997, respectively.

The Company paid administrative fees and reimbursed expenses to a company that is owned by one of its shareholders in the amount of $28,884 from September 23, 1996 (inception) to December 31, 1998 including $4,061 and $6,336 for the quarter ended December 31, 1998 and 1997, respectively, and $10,167 and $7,649 for the six months ended December 31, 1998 and 1997, respectively.

In October 1996, the Company issued 600,000 shares of its common stock to one of its founders in exchange for his services in organizing the Company. The transaction was recorded at the estimated fair market value of the services provided ($6,000), as this was more readily determinable.

Also in October 1996, the Company entered into a contract with OX2 (Distributions) Ltd. (OX2) whereby the Company acquired the rights to manufacture, distribute and market the OX2 combustion engine in the United States, Canada and Mexico for the life of the world wide patent. As part of this contract the Company issued 20,000,000 shares of its common stock and was to issue an additional 19,000,000 upon the completion of emission tests. In December 1998, both parties agreed to cancel the requirement to issue the additional 19,000,000 shares. The Company is also to pay a royalty of 15 percent of the gross proceeds of its revenue in its territory and 75 percent for sales outside the territory. In addition, OX2 has the right to appoint two of the Company's three directors. As of December 31, 1998, OX2 owned approximately 62 percent of the Company's outstanding shares and OX2 had appointed one director who is also the Company's President.


NOTE 4. INCOME TAXES

At December 31, 1998 the Company had deferred tax assets amounting to approximately $460,000. The deferred tax assets consist primarily of the tax benefit of net operating loss carryforwards and are fully offset by a valuation allowance of the same amount.

The net change in the valuation allowance for deferred tax assets was an increase of approximately $240,000 and $18,000 for the quarters ending December 31, 1998 and 1997, respectively. The net change is due primarily to the increase in net operating loss carryforwards.

At June 30, 1998 the Company had net operating loss carryforwards of approximately $1,150,000 available to offset future state and federal taxable income. These carryforwards will expire in 2017 to 2019 for federal tax purposes and 2002 to 2004 for state tax purposes.


NOTE 5.  COMMON STOCK

The Company offered one million shares of its common stock at the price of one dollar per share in an offering memorandum pursuant to Rule 504 of Regulation D of the Securities Act of 1933. The Company sold one million shares on this offering.

On August 6, 1998, the Company entered into a joint venture agreement with Carroll Shelby under which the Company is to issue 300,000 shares of restricted common stock in exchange for the design and production of a street vehicle that utilizes the OX2 combustion engine. These shares were issued in November 1998.

They were valued at $525,000 and expensed as research and development costs. In addition, the Company will issue an additional 250,000 shares upon completion of the vehicle utilizing the OX2 combustion engine.

In November 1998 the Company issued 25,000 shares of restricted stock to purchase patents, copyrights, designs and prototypes to be used with the Company's technology. This transaction was valued at $43,750 and recorded as an intangible asset.


Item 2.       Management's Discussion and Analysis or Plan of Operation

The Company plans to continue the development of prototypes and marketing during the remainder of the 1999 fiscal year. Activities will include demonstrations to prospective original equipment manufacturers of products using internal combustion engines, work with its joint venture partner to develop an engine for automobile use and developing additional joint venture partners in order to market the engine. While prototypes of the OX2 engine exist, there can be no assurance the Company will be successful with its marketing efforts, the development of its joint ventures or in the ultimate development of the engine for commercial applications.

The Company's cash flow requirements to fund these activities and the general operations of the Company total approximately $235,000 and include approximately $83,000 for consulting and $40,000 for equipment, among other costs. The Company expects to fund these costs with its current cash reserves of approximately $285,000. The Company's cost estimates do not include provisions for any contingencies or unexpected expenses that may arise or any unanticipated increases in costs. As a result, the Company's cash reserves may not be adequate to cover the actual costs of operations during the remainder of the 1999 fiscal year. Although not anticipated, arrangements have been made for a private placement if required.

The Company's objective is to sign its first contracts for the production of small engines by the end of fiscal year 1999 and expects as a result to begin generating revenue. There are currently no signed contracts that will produce revenue and there can be no assurance management will be successful in negotiating these contracts. Should negotiation of these contracts not occur, the Company will require additional capital to continue its operations.

In accordance with the patent license agreement with its parent, the research and development required to bring the product to commercial production is provided by the Company's parent. In addition, development is undertaken by its joint venture partner as well. As a result, the Company does not expect to carry out or fund any research and development.

The Company does not currently have any employees other than the officers nor does it expect to add any in the next year.

Part II.  Other Information

Item 1.   Legal Proceedings
          None

Item 2.   Changes in Securities
          None

Item 3.   Defaults Upon Senior Securities
          None

Item 4.   Submission of Matters to a Vote of Security Holders
          None

Item 5.   Other Information
          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:  14.2 Amendment to License Agreement with OX2 Engine

                          27  Financial Data Schedule

          (b)  Reports on Form 8-K:  None



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





Date:  February 16, 1999                  By:   /s/ Murray Bailey
                                          -------------------------------------
                                                     President
                                           (Principal Executive, Financial
                                               and Accounting Officer)