Form 10QSB
period 1999-03-31
ADVANCED ENGINE TECHNOLOGIES INC
filed 1999-05-12
CIK 1043225

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10QSB



 x       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
         PERIOD ENDED MARCH 31, 1999

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM________ TO _______________


                         Commission file number 0-25177


                       Advanced Engine Technologies, Inc.
                       ---------------------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. March 31, 1999 - 21,925,000 shares of common stock.

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

Neff & Ricci LLP


                               Accountants' Report



Advanced Engine Technologies, Inc.
(A Development Stage Company)


We have compiled the accompanying balance sheet of Advanced Engine Technologies, Inc. (a subsidiary of OX2 Engine (Distribution) Ltd. and a development stage company) as of March 31, 1999 and the related statements of operations, changes in stockholders' equity and cash flows for the quarter and the nine months ended March 31, 1998 and March 31, 1999, and the period from September 23, 1996 (inception) through March 31, 1999, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

Albuquerque, New Mexico




/s/ Neff & Ricci LLP


April 23, 1999

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
March 31, 1999



ASSETS

CURRENT ASSETS
    Cash                                                     $    181,739
    Prepaid expenses                                               10,500
                                                             ------------
           Total current assets                                   192,239
                                                             ------------
FIXED ASSETS
    Equipment and furniture                                        48,733
    Less accumulated depreciation                                  (6,579)
                                                             ------------
           Total fixed assets                                      42,154
                                                             ------------
INTANGIBLE ASSETS
    Patents, copy rights and designs, net of
        accumulated amortization of $2,916                         40,834
                                                             ------------

           Total assets                                      $    275,227
                                                             ============

LIABILITIES AND STOCKHOLDERS' EQUITY

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Common stock-50,000,000 shares authorized,
    21,925,000 issued and outstanding; $.001 value           $     21,925

    Additional paid-in capital                                  1,554,825

    Deficit accumulated during the development stage           (1,301,523)
                                                             ------------

Total liabilities and stockholders' equity                   $    275,227
                                                             ============


See accompanying notes and accountants' report.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Nine Months Ended March 31, 1999 and 1998 and the
Period From September 23, 1996 (Inception)
Through March 31, 1999



                                                                       9/23/96
                                                                     (Inception)
                                                                       Through
                                         1999            1998          3/31/99
                                         ----            ----          -------

Operating expenses                   $    312,122        236,947        810,406

Research and development expenses         525,000              -        525,000
                                     ------------------------------------------
Income (loss) from operations            (837,122)      (236,947)    (1,335,406)

Interest income                             9,467         17,729         33,883
                                     ------------------------------------------
Net loss                             $   (827,655)      (219,218)    (1,301,523)
                                     ==========================================

Basic net loss per share             $      (.038)         (.010)         (.063)
                                     ==========================================

Weighted average number of common
    shares outstanding                 21,744,444     21,441,656     20,648,187
                                     ==========================================


See accompanying notes and accountants' report.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (CONTINUED)
Quarter Ended March 31, 1999 and 1998



                                              1999             1998
                                              ----             ----

Operating expenses                        $   102,061            73,812
                                          -----------------------------

Income (loss) from operations                (102,061)          (73,812)

Interest income                                 2,064             6,752
                                          -----------------------------

Net loss                                  $   (99,997)          (67,060)
                                          =============================

Basic net loss per share                  $     (.005)            (.003)
                                          =============================

Weighted average number of common
    shares outstanding                     21,925,000        21,592,567
                                          =============================


See accompanying notes and accountants' report.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
Period From September 23, 1996 (Inception)
Through March 31, 1999

                                                                                Equity
                                                                               (Deficit)
                                                                              Accumulated
                                           Common Stock         Additional    During the
                                           ------------          Paid-in      Development
                                         Shares      Amount       Capital        Stage       Total
                                         ------      ------     ----------    -----------    -----
Issuance of common stock
    to parent corporation for
    license rights (Note 3)            20,000,000   $ 20,000      (18,000)            -        2,000

Issuance of common stock
    for services (Note 3)                 600,000        600        5,400             -        6,000

Issuance of common stock
    for cash (Note 5)                     499,200        499      498,701             -      499,200

Net loss                                        -          -            -      (164,233)    (164,233)
                                       -------------------------------------------------------------

Balance, June 30, 1998                 21,099,200     21,099      486,101      (164,233)     342,967

Issuance of common stock
    for cash (Note 5)                     500,800        501      500,299             -      500,800

Net loss                                        -          -            -      (309,635)    (309,635)
                                       -------------------------------------------------------------

Balance, June 30, 1999                 21,600,000     21,600      986,400      (473,868)     534,132

Net loss                                        -          -            -      (103,319)    (103,319)
                                       -------------------------------------------------------------

Balance, September 30, 1999            21,600,000     21,600      986,400      (577,187)     430,813

Issuance of stock for assets
    and services (Note 5)                 325,000        325      568,425             -      568,750

Net loss                                        -          -            -      (624,339)    (624,339)
                                       -------------------------------------------------------------

Balance, December 31, 1998             21,925,000     21,925    1,554,825    (1,201,526)     375,224

Net loss                                        -          -            -       (99,997)    (99,997)
                                       ------------------------------------------------------------

Balance, March 31, 1999                21,925,000   $ 21,925    1,554,825    (1,301,523)    (275,227)
                                       =============================================================


See accompanying notes and accountants' report.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Nine Months Ended March 31, 1999 and 1998 and the Period From September 23, 1996 (Inception)
Through March 31, 1999



                                                                       9/23/96
                                                                     (Inception)
                                                                       Through
                                               1999         1998       3/31/98
                                               ----         ----      ---------

Reconciliation of net losses to net
  cash provided by operations:
    Net loss                                $(827,655)    (219,218)  (1,301,523)
    Depreciation and amortization               7,693            -        9,495
    Issuance of common stock for
       assets and services                    525,000            -      533,000
Changes in current assets and liabilities:
    Stock subscriptions receivable                  -       50,000            -
    Prepaid expenses                          (10,500)           -      (10,500)
    Accounts payable                          (31,283)           -            -
                                            -----------------------------------
           Net cash flows applied to
               operating activities          (336,745)    (169,218)    (769,528)
                                            -----------------------------------

Cash flows from investing activities:
    Equipment purchases                       (26,951)      (7,166)     (48,733)
                                            -----------------------------------

Cash flows from financing activities:
    Issuance of common stock                        -      483,539    1,000,000
    Loan proceeds                                   -            -       50,000
    Loan payments                                   -            -      (50,000)
                                            -----------------------------------
           Net cash flows provided by
               financing activities                 -      483,539    1,000,000
                                            -----------------------------------

Net increase (decrease) in cash              (363,696)     307,155      181,739

Cash at beginning of period                   545,435      323,022            -
                                            -----------------------------------

Cash at end of period                       $ 181,739      630,177      181,739
                                            ===================================


See accompanying notes and accountants' report.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (CONTINUED)
Quarter Ended March 31, 1999 and 1998



                                                         1999        1998
                                                         ----        ----

Reconciliation of net losses to net
  cash (applied to) operations:
    Net loss                                          $  (99,997)    (67,060)
    Depreciation and amortization                          4,625           -
Changes in current assets and liabilities:
    Prepaid expenses                                       4,500           -
                                                      ----------------------
           Net cash flows (applied to)
               operating activities                      (90,872)    (67,060)
                                                      ----------------------

Cash flows from investing activities:
    Equipment purchases                                  (13,230)          -
                                                      ----------------------

Cash flows from financing activities:
    Issuance of common stock                                   -      27,331
                                                      ----------------------

Net increase (decrease) in cash                         (104,102)    (39,729)

Cash at beginning of period                              285,841     669,906
                                                      ----------------------

Cash at end of period                                 $  181,739     630,177
                                                      ======================


See accompanying notes and accountants' report.

ADVANCED ENGINE TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
March 31, 1999


NOTE 1.  NATURE OF BUSINESS

Advanced Engine Technologies, Inc. (the Company), a subsidiary of OX2 Engine (Distribution) Ltd., was incorporated under the laws of Colorado and began operations on September 23, 1996. The Company was formed to acquire the rights to manufacture, distribute and market an OX2 Engine combustion engine throughout the United States, Canada and Mexico. On October 18, 1996 the Company entered into a contract with OX2 Engine (Distribution) Ltd., (OX2) a company incorporated in the Republic of Vanatu, whereby the Company acquired the rights to manufacture, distribute and market the OX2 combustion engine. As part of this contract the Company issued 20,000,000 shares of its common stock and was to issue an additional 19,000,000 upon the completion of certain tests (see Note
3). In addition, OX2 has the right to appoint two of the Company's three directors. As of June 30, 1998, OX2 owned approximately 62 percent of the Company's outstanding shares. Accordingly, the accompanying financial statements represent the separate financial statements of a subsidiary company.

As of March 31, 1999, the Company's operations consisted of obtaining capital and marketing the OX2 combustion engine. Management does not expect to generate significant sales revenue until the end of 1999. Accordingly, planned principal operations have not commenced and the Company is a development stage enterprise.


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents. Cash and cash equivalents include all cash balances and highly liquid debt instruments with an original maturity of three months or less. The Company's cash is deposited in a Colorado financial institution and is insured only up to $100,000 by the Federal Deposit Insurance Corporation.

Fixed Assets. Fixed assets are stated at cost. Depreciation expense is calculated using the straight-line method over the estimated useful lives of the assets, which range from 3 to 10 years.

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED)

Advertising Costs. The Company expenses advertising costs as incurred. Advertising costs amounted to $1,426 and $11,283 for the quarter ended March 31, 1999 and 1998, respectively, and $1,760 and $29,778 for the nine months ended March 31, 1999 and 1998, respectively, and $90,116 from September 23, 1996 (inception) to March 31, 1999.

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


NOTE 3.  RELATED PARTY TRANSACTIONS

In April 1996, the Company issued a convertible note to a director in the amount of $50,000. This note was repaid in September of 1998.

The Company paid consulting fees to its President, who is also a shareholder, in the amount of $193,088 from September 23, 1996 (inception) to March 31, 1999 including $22,860 and $13,270 for the quarter ended March 31, 1999 and 1998, respectively, and $64,390 and $63,140 for the nine months ended March 31, 1999 and 1998, respectively.

The Company paid administrative fees and reimbursed expenses to a company that is owned by one of its shareholders in the amount of $32,217 from September 23, 1996 (inception) to March 31, 1999 including $3,333 and $9,132 for the quarter ended March 31, 1999 and 1998, respectively, and $13,500 and $16,781 for the nine months ended March 31, 1999 and 1998, respectively.

In October 1996, the Company issued 600,000 shares of its common stock to one of its founders in exchange for his services in organizing the Company. The transaction was recorded at the estimated fair market value of the services provided ($6,000), as this was more readily determinable.

Also in October 1996, the Company entered into a contract with OX2 (Distributions) Ltd. (OX2) whereby the Company acquired the rights to manufacture, distribute and market the OX2 combustion engine in the United States, Canada and Mexico for the life of the world wide patent. As part of this contract the Company issued 20,000,000 shares of its common stock and was to issue an additional 19,000,000 upon the completion of emission tests. In December 1998, both parties agreed to cancel the requirement to issue the additional 19,000,000 shares. The Company is also to pay a royalty of 15 percent of the gross proceeds of its revenue in its territory and 75 percent for sales outside the territory. In addition, OX2 has the right to appoint two of the Company's three directors. As of June 30, 1998, OX2 owned approximately 62 percent of the Company's outstanding shares and OX2 had appointed one director who is also the Company's President.


NOTE 4. INCOME TAXES

At March 31, 1999 the Company had deferred tax assets amounting to approximately $495,000. The deferred tax assets consist primarily of the tax benefit of net operating loss carryforwards and are fully offset by a valuation allowance of the same amount.

The net change in the valuation allowance for deferred tax assets was an increase of approximately $30,000 and $35,000 for the quarters ending March 31, 1999 and 1998, respectively. The net change is due primarily to the increase in net operating loss carryforwards.

At June 30, 1998 the Company had net operating loss carryforwards of approximately $1,250,000 available to offset future state and federal taxable income. These carryforwards will expire in 2017 to 2019 for federal tax purposes and 2002 to 2004 for state tax purposes.


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

In April 1999, the Company issued 400,000 shares of common stock for $2,000,000 in a private placement.


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

The Company's cash flow requirements to fund these activities and the general operations of the Company total approximately $100,000 and include approximately $30,000 for consulting and $40,000 for equipment, among other costs. The Company expects to fund these costs with its current cash reserves of approximately $180,000 and the $2,000,000.00 in proceeds from the sale of stock in April 1999. The Company's cost estimates do not include provisions for any contingencies or unexpected expenses that may arise or any unanticipated increases in costs. As a result, the Company's cash reserves may not be adequate to cover the actual costs of operations during the remainder of the 1999 fiscal year.

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

Part II.   Other Information

Item 1.    Legal Proceedings
           None

Item 2.    Changes in Securities
           None

Item 3.    Default upon Senior Securities
           None

Item 4.    Submission of Matters to a Vote of Security Holders
           None

Item 5.    Other Information
           None

Item 6.    Exhibits and Reports on Form 8-K

           a) Exhibits:  None

           b) Reports on Form 8-K:  None


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  May 10, 1999                       By:         /s/ Murray Bailey
                                                -------------------------------
                                                        Murray Bailey
                                                          President
                                                (Principal Executive, Financial
                                                  and Accounting Officer)