Form 10KSB
period 1999-06-30
ADVANCED ENGINE TECHNOLOGIES INC
filed 1999-09-27
CIK 1043225

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

        ___X___ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

     For the fiscal year ended __________June 30, 1999____________________

                                       OR

       ______TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

   For the transition period from ________________ to ______________________

                    Commission file number ____0-25177______


                       ADVANCED ENGINE TECHNOLOGIES, INC.
    -----------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

            Colorado                                         84-1358194
   -------------------------------                        ------------------
   (State or Other Jurisdiction of                        (I.R.S. Employer
    Incorporation or Organization                        Identification No.)

9909 Osuna Road, N.E., Albuquerque, New Mexico                87111
----------------------------------------------           --------------
  (Address of Principal Executive Offices)                  (Zip Code)

                                 (505) 323-7341
     ----------------------------------------------------------------------
                           (Issuer's Telephone Number)


Securities to be registered under Section 12(b) of the Act:


Title of Each Class                            Name of Each Exchange on Which
to be so Registered                            Each Class is to be Registered

      None                                                   None
------------------                             ------------------------------

           Securities to be registered under Section 12(g) of the Act:

                          Common Stock, $.001 par value
    -----------------------------------------------------------------------
                                (Title of Class)

___X___Check  whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) , and (2) has been subject to such filing requirements for past 90 days.

Yes____X_______   No____________

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or any amendment to this Form 10-KSB.

         State issuer's revenues for its most recent fiscal year.___$-0-______

         The aggregate market value of the common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity ($6.00 per share) as of September 7, 1999 was $44,624,256.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.22,325,000 common shares as of June 30, 1999_

         Transitional Small Business Disclosure Format (check one):
Yes________  No_________

                                     PART I

Item 1. Description of Business

        General

        Advanced Engine Technologies, Inc. (the "Company") was formed to commercialize the OX2 internal combustion engine, a state-of-the-art, uniquely designed which is environmentally more compatible than engines used today. The primary focus of the Company will be on the commercial introduction of the OX2 engine and subsequent licensing of the OX2 engine technology to approved manufacturers.

The Company had entered into an exclusive license agreement with OX2 Engine (Distribution) Ltd. ("OX2") to manufacture, distribute and market the OX2 engine in the North American Free Trade Agreement countries (presently the United States, Canada and Mexico). Under the sub-license agreement, the Company had the exclusive license to manufacture, distribute and market the OX2 engine which is subject to the patent in NAFTA countries. The Company was to issue 39,000,000 to OX2 (the licensor): 20,000,000 upon signing the agreement (issued) and an additional 19,000,000 shares upon presentation of certified emission test results. In December 1998, both parties agreed to cancel the requirement to issue the additional 19,000,000 shares upon completion of certain criteria. The sub-license agreement was for the life of the patent or a minimum of twenty years, whichever is longer. OX2 was the licensee of the technology from OX2 Intellectual Property, Inc., a foreign corporation which was assigned the technology from the original patent holders. In May 1999, Advanced Engine Technologies, Inc. acquired the world wide patent rights for the OX2 engine from OX2 in exchange for $1.5 million. The Company will take responsibility for Patent maintenance and future R&D.

        At the present time only a prototype of the OX2 engine has been built. No OX2 engines have been manufactured for production use, and no assurance can be given that the OX2 will be successfully manufactured.

        On July 15, 1998, Carroll Shelby, a director of the Company, individually and as Trustee of the Carroll Hall Shelby Trust and the Company entered into a joint venture agreement to develop the OX2 engine for use in a standard application for motor vehicles and to promote the OX2 engine to the automotive industry. The agreement is to expire December 31, 2001. Shelby received 300,000 shares of the Company for the initial joint venture contract and will receive an additional 250,000 shares of the Company if the OX2 Engine is developed for use in a standard application for motor vehicles and promotes the OX2 engine to the automotive industry.

        In June 1999, the Company agreed to issue 1,000,000 shares of its common stock to the University of California Riverside Foundation. The stock is to be issued in five annual installments of 200,000 shares each. The first installment was issued in July of 1999. The donated stock is to provide an endowment for research funds for the College of Engineering-Center for Environmental Research and Technology.

        Product Overview

        The OX2 internal combustion engine is fuel efficient, light weight, low emission, multi fueled, smaller, inexpensive, higher power to weight ratio and without complex manufacture/production requirements. Preliminary statistics have shown the OX2 engine either meets or in most cases exceeds requirements in all area of existing internal combustion engines. The OX2 engine will be applied from zero to multi thousand horse-power, for lawn mowers, chain saws, brush cutters, marine inboard/outboards, generators, aircraft, automotive and industrial engines.

        The fact that the OX2 engine has only six major components, of which only three move, results in low set-up and production costs with a simplicity of design that promotes a high level of quality assurance.

        The major parts are as follows: (1) housing, (2) cylinder block, (3) top piston plate, (4) lower piston plate, (5) com track, and (6) drive shaft. The moving parts are: (1) cylinder block, (2) top piston plate, and (3) lower piston plate.

        The data given below is related to the current prototype however it should be noted that the engine is flexible enough to allow these parameters to change to best suit a particular application.

               Number of Combustion
               Chambers                           8
               System                             4  Stroke
               Diameter                           12.8 inches/325 mm.
               Width                              10  inches/254 mm.
               Weight                             140 lb./63.5 kilos
               Actual Cubic Capacity              66.25 c.i./ 1086 cc
               Fuel                               Any combustible gas
                                                  or liquid.

        Brief Synopsis of the OX2 Engine

        Set forth is a comparison and description of the operation of the OX2 engine against a normal four stroke conventional engine (hereinafter referred to as "4sc Engine").

        The current prototype of the OX2 engine has two spark plugs, two spark plugs leads and coils. There is no crank shaft, distributor, sump, or oil pump and in fact there is no need for oil pressure to support bearings, however a small amount of oil is used for cooling.

        The combustion chambers are only slightly longer than the stroke, (e.g. a 75mm. stroke requires a 87 mm. combustion chamber) and pistons need only to be thick enough to house the rings. There are no piston skirts and the rings are the only contact point with the bore. In other words at no time do the pistons touch the bore and nor are they reliant on it for support. This system eliminates loading on the sides of the combustion chambers.

        Not counting seals and bearings the OX2 engine has only six major components, and should be easier to manufacture than a cylinder head of a conventional four cylinder engine. There are only two wearing parts, which would wear at a rate similar to ordinary piston rings. Once the engine is set to its operating setting it needs little or no servicing.

        The current OX2 engine fires four times as often as a 4scEngine, i.e. For every complete cycle of a 4scEngine the OX2 engine has completed four cycles. Therefore engine capacity of the OX2 engine when compared to 4scEngine is calculated by multiplying the actual engine capacity by four.

        Because the OX2 engine does not use a conventional crankshaft it has been able to achieve a leverage advantage of 6.6 times over a 4scEngine which has a similar stroke. The method used to achieve this is the subject of the engine patent.

        Further, the OX2 engine design enables the timing to be adjusted sufficiently to produce the most effective burn of the combustible fuel being used irrespective of the engine R.P.M. This is possible due to the extended dwell at the top of the compression stroke. Compare this to a 4scEngine where pre ignition occurs if the timing is advanced to far, causing combustion prior to the top of the stroke. The result of which is resistance against the crankshaft thus causing a loss of energy.

        OX2 piston speed (which is controlled by the fuel burn rate) remains constant throughout the entire power stroke at the leverage advantage referred to above. The inlet and exhaust valves do not commence to open until the exhaust and power strokes respectively have been fully completed. They then remain open long enough to ensure maximum operating efficiency. This enables more regulated mixture to be induced prior to firing and for exhaust gases to be expelled efficiently.

        Compare this to the combustion signature of a 4scEngine where piston speed increases and decreases twice during the power stroke. To begin with, the majority of the power from the firing occurs at the top of the stroke where there is little or no leverage. By the middle of the stroke (where there is maximum leverage) the piston is out accelerating the maximum burn rate, resulting in a loss of torque. Towards the end of the stroke the piston is decelerating again, the outlet port is starting to open and energy is being lost through the exhaust. Added to this at high revs there is considerable back pressure form exhaust gasses trying to escape out of the valves, again causing resistance and a loss of efficiency. A significant advantage of the OX2 engine design is that it has a capability to lengthen or shorten the piston stroke and dwell at top dead center during engine operation thus ensuring optimum efficiency at all times irrespective of engine revs or load.

        A further feature of the OX2 engine is that it achieves considerable torque at all stages through its operating range. Consequently in most applications there would be no need for the engine to operate at revs higher than 2500 rpm. In some instances this would eliminate the need for a gear box and would certainly reduce engine wear. However, if high engine revs is a prerequisite for a particular application, then the OX2 engine can be easily adapted accordingly.

        Combustion Chamber & Porting

             Conventional Engine

        Air & fuel is taken in to the combustion chamber through the intake port and past the intake valve which is located off to one side of the cylinder. The valve being fully open for only a percentage of the stroke and the port size being restricted by the combustion chambers ability to house any larger valve while still leaving room for the exhaust valve. The valves themselves restrict the efficient flow of gasses into and out of the combustion chamber as well as creating turbulence as gasses attempt to flow around them again causing further restrictions to the smooth and efficient flow of gasses.

             OX2 Engine

        In the OX2 engine air and fuel is taken in to the combustion chamber through one port located in the center of the combustion chamber. This port could be the size of the chamber if so desired. It is fully opened for the entire duration of the stroke plus some additional time to allow a full chamber of air & fuel. There is no valve restricting the flow and the chamber is convex in shape so as to fully change the cylinder with maximum efficiency. Due to the fact that this port is also the exhaust port a heat transfer takes place on intake thus cooling the port and seal while maximizing fuel vaporization in the one simple process. Added to this is the recirculation of exhaust gasses into the combustion chamber on intake which also assists in the vaporization of the fuel.

             Conventional Engine Vacuum

        To control engine power and speed the flow of air and fuel is restricted to the combustion chamber via a carburetor or throttle body and fuel injectors. (Less fuel and air results in less potential energy for heat expansion and therefore less power and lower engine revs). The negative affect of this in a conventional engine is high engine vacuum, which produces two energy wasting affects: (1) it takes a great deal of energy for the piston to travel down the bore under such vacuum; and (ii) on completion of the intake stroke the combustion chamber still does not have full volume of air fuel mixture and as you can only compress what is in the cylinder in the first place compression will not be optimum, as a result maximum efficiency from the potential energy will not be obtained.

             OX2 Engine

        The OX2 engine is designed to have exhaust gasses fed back in to the combustion chamber, so as the throttle is backed off more exhaust gasses enter the combustion chamber ensuring that engine pressure is only slightly below atmospheric pressure thus eliminating the majority of the vacuum created. This ensures that there is no waste of energy fighting vacuum and also allows for optimum compression regardless of the air fuel delivery. This means that more fuel is used driving the piston and less wasted pressuring the combustion chamber. As there was little pressure differential the air fuel induced in to the cylinder does not drop in temperature and when the heat of recalculated exhaust gasses is added to this the fuel remains in a gaseous form thus ensuring an efficient burn.

             Marketing

        The total size of the internal combustion engine industry makes the introduction of any significant change to industry standards a complex promotional and marketing exercise. The multi-purpose nature of the OX2 engine should make it compatible to all market applications, providing an opportunity from a market that is demanding change.

        The initial introduction of the OX2 engine will be to specialist engine manufacturers who produce purpose built engines. Sub-licenses by the Company to manufacture OX2 engines will be issued to only a limited number of engine manufacturers, achieving a manageable and controlled market introduction. This will ensure that all efforts are focused to the success of consolidating a targeted market share and the development of cash flow.

        It is expected that income will be generated in two ways: (1) approved manufacturers will pay a licensing fee for the right to produce and sell the OX2 engine, license fees will be determined by territory size and market potential, and (ii) for each engine produced and sold a royalty payment will be received, with royalty payments will be determined by engine capacity and application.

             Patents

        International Patent Application. No PCT/AU95/00815 -- in the name of Advanced Engine Technologies, Inc. -- Axial Piston Rotary Engine -- filed in Australia. A patent filed in Australia is usually in effect for a minimum of twenty years. U.S. Patent No. 5,813,372 - Axial Piston Rotary Engine - has been granted.

Item 2. Description of Property

        The Company does not own or lease any property. The company office space in New Mexico is provided by a shareholder and is reimbursed on a cost basis. The office space in Gardena, California is provided without charge pursuant to the joint venture with Carroll Shelby.

Item 3. Legal Proceedings

        None

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable

                                     Part II

Item 5. Market for common equity and related stockholder matters

        Since the first quarter of 1999, the Company's Common Stock has traded in the over-the-counter market and has been quoted on the Bulletin Board of the NASDAQ under the symbol: AENG.

        Set forth below are the range of prices by quarter since trading commenced.

                                              High               Low
                                              ----               ---
First Quarter 1998                            7 1/2              1 3/4

Second Quarter 1998                           29 1/4             6 1/2

Third Quarter 1998                            21                 7 1/2

Fourth Quarter 1998                           26 7/8             6 3/4

First Quarter 1999                            17 1/2             7 3/4

Second Quarter 1999                           9 5/8              4 7/8

Third Quarter 1999                            9 3/4              5 1/8

Fourth Quarter 1999                           8                  5 1/8

        As of June 30, 1999, the Company had 274 shareholders of record.

        The Company has not paid any dividends since inception. The Company does not anticipate paying any dividends in the future even if it were to have earnings.

Item 6. Management's Discussion and Analysis or Plan of Operation

        The Company plans to continue the development of prototypes and marketing during the 2000 fiscal year. Activities will include demonstrations to prospective original equipment manufacturers of products using internal combustion engines, work with its joint venture partner to develop an engine for automobile use and developing additional joint venture partners in order to market the engine. While prototypes of the OX2 engine exist, there can be no assurance the Company will be successful with its marketing efforts, the development of its joint ventures or in the ultimate development of the engine for commercial applications.

        The Company's cash flow requirements to fund these activities and the general operations of the Company total approximately $800,000 and include approximately $200,000 for consulting and $100,000 for equipment among other costs. The Company expects to fund these costs with its current cash reserves of approximately $2,200,000 which came from private placements. The Company's cost estimates do not include provisions for any contingencies or unexpected expenses that may arise or any unanticipated increases in costs. As a result, the Company's cash reserves may not be adequate to cover the actual costs of operations in the 2000 fiscal year.

        The Companies' net loss since inception (September 23, 1996) is $1,376,249. The Companies' net loss for 1999 Fiscal Year is $902,381.

        The Company expects to sign its first contracts for the production of small engines in fiscal year 2000 and expects as a result to begin generating revenue. There are currently no signed contracts that will produce revenue and there can be no assurance management will be successful in negotiating these contracts.

        The research and development required to bring the product to commercial production is provided by the Company's parent. In addition, development is undertaken by its joint venture partner as well. As a result, the Company expect to carry out or fund any research and development.

        The Company does not currently have any employees other than the its officers nor does it expect to add any in the next year.


Item 7. Financial Statements

        Independent Auditors' Report
        Financial Statement:
           Balance Sheet
           Statements of Operation
           Statements of Stockholders Equity
           Statements of Cash Flows
           Notes to Financial Statements

Item 8. Changes in and Disagreements with Accountants

        None

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons

        Set forth below are the names and ages of all directors and executive officers of the Company.

Name                               Age                   Position
----                               ---                   --------
Murray J. Bailey                   49                    President and Director
George Hunt                        69                    Director
Carroll Shelby                     75                    Director

        Murray Bailey - President

        Murray J. Bailey is a New Zealand citizen with a background in marketing. From 1991 until 1994 he was chief executive of the Economic Development office, Western Bay of Plenty, New Zealand. Mr. Bailey moved to Australia in 1994 to establish a marketing and consulting business. Mr. Bailey assumed the Presidency of the Company in May 1997. Murray Bailey has been appointed a director as a representative of OX2 Engine (Distribution) Ltd. Pursuant to the License Agreement with the Company, OX2 Engine has the right to appoint two directors to the board of directors. No other nominee has been proposed at this time.

        George Hunt - Director

        George Hunt has 36 years experience in the marine industry as an agent and supplier of all related equipment, products and service. In 1972, he established Sterling Marine, a Colorado company, gradually building the business to four marine sales and service locations in the United States, having been recognized by Bayliner for multimillion dollar sales achievements. His relationships with major marine engine manufacturers and suppliers provide valuable inroads to the industry for Advanced Engine Technologies, Inc.


        Carroll Shelby - Director

        Carroll Shelby has over 50 years of successful experience in the engine industries. Inducted into a number of automotive related Halls of Fame.

Founder/Director of:
                     Shelby American, Inc
                     Shelby American Licensing, Inc.
                     Shelby Technologies
                     Carroll Shelby Enterprises
                     Carroll Shelby Children's Foundation
                     International Chili Society
                     Director of Automotive Hall of Fame

Item 10.  Executive Compensation

          The Company paid consulting fees to its President, who is also a shareholder, in the amount of $211,203 from September 23, 1996 (inception) to June 30, 1999 including $69,790 for the year ended June 30, 1998, and $82,505 for the year ended June 30, 1999. He continues to receive consulting fees of $6,650 a month.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

          The following table sets forth information as of June 30, 1999, with respect to all shareholders known by the Company to be beneficial owners of more than 5% of the outstanding Common Stock, all directors, and all directors and executive officers as a group. Except as noted below, each shareholder has sole voting and investment power with respect to shares owned.

                                              Number Of
Name & Address                                Common Shares
of Beneficial Owner                           Beneficially Owned     Percent*
-----------------------------------------------------------------------------

Robert/Margaret Petersen                      2,045,534               9.1%
6420 Wilshire Blvd./20th Floor
Los Angeles, CA. 90048

Carmel International Corp.                    1,428,000***            6.3%
P.O. Box N/8188 Saffery Square/Suite 205
Nassau, Bahamas

Coach Financial Inc.                          5,517,300***           24.7%
35 Barrack Rd.
Belize City, Belize

Maverick Associates Inc.                      4,089,300***           18.3%
Henville Building/Prince Charles St.
Charlestown
Nevis, West Indies

Macro Management Group, Ltd.                  1,161,820               5.2%
Windsor House 2nd Floor
Kummel Highway
Port Vila, Vanuatu

Murray J. Bailey                                198,670               0.9%
9909 Osuna Rd. NE
Albuquerque, NM 87111

Carroll Shelby                                  360,000               1.6%
10862 Vicenza Way
Los Angeles, California  90077

George Hunt                                      87,000**             0.4%
906 Holly
Sterling, Colorado 80751

----------------------

* Based upon 22,325,000 shares outstanding. Does not include 250,000 shares that may be issued to Carroll Shelby on completion of the joint venture.

** These shares are owned by Cecil L. Hunt, wife of George Hunt who disclaims beneficial ownership.

***These share are beneficially owned by OX2 Engine (Distribution) Pty. Ltd.

Item 12. Certain Relationships and Related Transactions

         In October 1996, the Company entered into a contract with OX2 (Distributions) Ltd. (OX2) whereby the Company acquired the rights to manufacture, distribute and market the OX2 combustion engine in the United States, Canada and Mexico for the life of the world wide patent. As part of this contract the Company issued 20,000,000 shares of its common stock and will issue an additional 19,000,000 upon the successful completion of emission tests. In December 1998, both parties agreed to cancel the requirement to issue the additional 19,000,000 shares. The Company is also to pay a royalty of 15 percent of the gross proceeds of its revenue in its territory and 75 percent for sales outside the territory. In May 1999, the Company acquired the world wide patent rights for the OX2 engine from OX2 in exchange for $1.5 million. The Company will take responsibility for Patent maintenance and future R&D. In addition, OX2 has the right to appoint two of the Company's directors. As of June 30, 1999 OX2 owned approximately 49.3 percent of the Company's outstanding shares and OX2 had appointed one director who is also the Company's President.

          The Company paid administrative fees and reimbursed expenses to a company that is owned by one of its shareholders, Greg Howland in the amount of $50,010 from September 23, 1996 (inception) to June 30, 1999 including $15,700 for the year ended June 30, 1998, and $31,293 for the year ended June 30, 1999.

          On July 15, 1998, Carroll Shelby, a director of the Company, individually and as Trustee of the Carroll Hall Shelby Trust and the Company entered into a joint venture agreement to develop the OX2 engine for use in a standard application for motor vehicles and to promote the OX2 engine to the automotive industry. The agreement is to expire December 31, 2001. Shelby received 300,000 shares of the Company for the initial joint venture contract and will receive an additional 250,000 shares of the Company if the OX2 Engine is developed for use in a standard application for motor vehicles and promotes the OX2 engine to the automotive industry.

Item 13.  Exhibits, List and Reports on Reports on 8-K

          (a) Exhibits

          2(a)     Certificate of Incorporation*
          10       By-Laws*

          6(a)     License Agreement with OX2 Engine*
          10       Joint Venture with Carroll Shelby*

          10.1     Cancellation of 19,000,000 Share Issuance
          10.2     Contract for World Rights and Patents

* Filed with 10-SB and incorporated here by reference

          (b) Reports on Form 8K

              None

                                   SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this registration to be signed on its behalf by the undersigned, thereunto duly authorized.


                        ADVANCE ENGINE TECHNOLOGIES, INC.
  ------------------------------------------------------------------------
                                  (Registrant)



By:_______________________/s/ Murray J. Bailey_____________________
                           Murray J. Bailey, President


Date:______________________________________________________________

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:_____________________________/s/ George Hunt____________________
                              George Hunt, Director


Date:______________________________________________________________




By:____________________________/s/ Carroll Shelby__________________
                            Carroll Shelby, Director


Date:______________________________________________________________

                                              ADVANCED ENGINE TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                                FINANCIAL REPORT

                                                                   JUNE 30, 1999

                       ADVANCED ENGINE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)









                                                  CONTENTS

                                                                       Page

INDEPENDENT AUDITORS' REPORT                                             1

FINANCIAL STATEMENTS

        Balance Sheet                                                    2

        Statements of Operations                                         3

        Statements of Stockholders' Equity                               4

        Statements of Cash Flows                                         5

        Notes to Financial Statements                                    6

NEFF & RICCI LLP
----------------------------
CERTIFIED PUBLIC ACCOUNTANTS
7001 PROSPECT PLACE NE
ALBUQUERQUE, NM  87110

                          Independent Auditors' Report

Advanced Engine Technologies, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of Advanced Engine Technologies, Inc. (a development stage company) as of June 30, 1999, and the related statements of operations, stockholders' equity, and cash flows for the year then ended and for the period from September 23, 1996, (inception) through June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of June 30, 1998, were audited by Neff & Company LLP, who merged with Ricci & Ricci LLC as of January 1, 1999, and whose report dated August 28, 1999, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Engine Technologies, Inc. as of June 30, 1999 and the results of its operations and its cash flows for the year then ended and from September 23, 1996 (inception) to June 30, 1999, in conformity with generally accepted accounting principles.



/s/ Neff & Ricci LLP


Albuquerque, New Mexico
August 19, 1999

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
June 30, 1999


ASSETS

CURRENT ASSETS
    Cash                                                      $     561,796
    Prepaid insurance                                                 8,216
                                                              -------------
           Total current assets                                     570,012

FIXED ASSETS
    Furniture                                                         7,523
    Computer equipment                                               43,913
    Manufacturing equipment and tooling                              66,102
                                                              -------------
    Less accumulated depreciation                                   (19,351)
                                                              -------------
           Total fixed assets                                        98,187

OTHER ASSETS
    Patent rights, net of accumulated
        amortization of $25,181                                   1,496,537
    Patent, copyrights and designs net of
        accumulated amortization of $5,104                           38,646
                                                              -------------
           Total other assets                                     1,535,183
                                                              -------------
           Total assets                                       $   2,203,382
                                                              =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                          $       2,881
                                                              -------------

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY
    Common stock-50,000,000 shares authorized,
    22,325,000 issued and outstanding; $.001 value                   22,325

    Additional paid-in capital                                    3,554,425

    Deficit accumulated during the development stage             (1,376,249)
           Total stockholders' equity                             2,200,501

Total liabilities and stockholders' equity                    $   2,203,382
                                                              =============

The Notes to the Financial Statements are an integral part of this statement.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Years Ended June 30, 1999 and 1998
Period From September 23, 1996 (Inception)
Through June 30, 1999



                                                                   September 23,
                                                                       1996
                                                                    (Inception)
                                                                      Through
                                                                     June 30,
                                           1999          1998          1999

Operating expenses                      $   400,161       333,601      898,445

Research and development expenses           525,000             -      525,000
                                        --------------------------------------

Income loss from operations                (925,161)     (333,601)  (1,423,445)

Interest income                              22,780        23,966       47,196
                                        --------------------------------------

Net loss                                $  (902,381)     (309,635)  (1,376,249)
                                        ======================================

Basic net loss per share                $     (.041)        (.014)       (.066)
                                        ======================================

Weighted average number of common
    shares outstanding                   21,947,500    21,487,200   20,821,685
                                        ======================================


The Notes to the Financial Statements are an integral part of these statements.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
Years Ended June 30, 1999 and 1998
Period From September 23, 1996 (Inception)
Through June 30, 1999


                                                                              Equity
                                                                             (Deficit)
                                                                            Accumulated
                                         Common Stock         Additional    During the
                                      ------------------       Paid-in      Development
                                      Shares       Amount      Capital         Stage        Total
Issuance of common stock
    to parent corporation for
    license rights (Note 3)          20,000,000   $ 20,000      (18,000)             -         2,000

Issuance of common stock
    for services (Note 3)               600,000        600        5,400              -         6,000

Issuance of common stock
    for cash (Note 5)                   499,200        499      498,701              -       499,200

Net loss                                      -          -            -       (164,233)     (164,233)
                                     ---------------------------------------------------------------

Balance, June 30, 1997               21,099,200     21,099      486,101       (164,233)      342,967

Issuance of common stock
    for cash (Note 5)                   500,800        501      500,299              -       500,800

Net loss                                      -          -            -       (309,635)     (309,635)
                                     ---------------------------------------------------------------

Balance, June 30, 1998               21,600,000     21,600      986,400       (473,868)      534,132

Issuance of stock for assets
    and services (Note 5)               325,000        325      568,425              -       568,750

Issuance of common stock
    for cash (Note 5)                   400,000        400    1,999,600              -     2,000,000

Net loss                                      -          -            -       (902,381)     (902,381)
                                     ---------------------------------------------------------------

Balance, June 30, 1999               22,325,000   $ 22,325    3,554,425     (1,376,249)    2,200,501
                                     ===============================================================


The Notes to the Financial Statements are an integral part of these statements.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
Years Ended June 30, 1999 and 1998
Period From September 23, 1996 (Inception)
Through June 30, 1999

                                                                                     September 23,
                                                                                         1996
                                                                                      (Inception)
                                                                                        Through
                                                                                       June 30,
                                                         1999           1998             1999
Reconciliation of net losses to net
  cash provided by operations:
        Net loss                                   $   (902,381)       (309,635)      (1,376,249)
        Depreciation and amortization                    47,834           1,802           49,636
        Issuance of common stock for
           assets and services                          568,750               -          576,750
Changes in current assets and liabilities:
    Stock subscriptions receivable                            -          74,000                -
    Prepaid insurance                                    (8,216)              -           (8,216)
    Accounts payable                                    (28,402)         27,228            2,881
                                                   ---------------------------------------------

           Net cash flows applied to
               operating activities                    (322,415)       (206,605)        (755,198)
                                                   ---------------------------------------------

Cash flows from investing activities:
        Equipment purchases                             (95,757)        (21,782)        (117,539)
        Intangible purchases                         (1,565,468)              -       (1,565,468)
                                                   ---------------------------------------------

           Net cash flows applied to
               investing activities                  (1,661,225)        (21,782)      (1,683,007)

Cash flows from financing activities:
        Issuance of common stock                      2,000,000         500,800        3,000,000
        Loan proceeds                                         -               -           50,000
        Loan payments                                         -         (50,000)         (50,000)
                                                   ---------------------------------------------

           Net cash flows provided by
               financing activities                   2,000,000         450,800        3,000,000
                                                   ---------------------------------------------

Net increase in cash                                     16,360         222,413          561,795

Cash at beginning of period                             545,435         323,022                -
                                                   ---------------------------------------------

Cash at end of period                              $    561,795         545,435          561,795
                                                   =============================================


The Notes to the Financial Statements are an integral part of these statements.

ADVANCED ENGINE TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
June 30, 1999



NOTE 1.  NATURE OF BUSINESS

Advanced Engine Technologies, Inc. (the Company), originally a subsidiary of OX2 Engine (Distribution) Ltd. (OX2), was incorporated under the laws of Colorado and began operations on September 23, 1996. The Company was formed to acquire the rights to manufacture, distribute and market an OX2 Engine combustion engine throughout the United States, Canada and Mexico. On October 18, 1996 the Company entered into a contract with OX2, which was incorporated in the Republic of Vanuatu, whereby the Company acquired the rights to manufacture, distribute and market the OX2 combustion engine. As part of this contract the Company issued 20,000,000 shares of its common stock and was to issue an additional 19,000,000 upon the completion of certain tests (see Note 3). In December 1998, both parties agreed to cancel the requirement to issue the additional 19,000,000 shares. In addition, OX2 has the right to appoint two of the Company's directors. As of June 30, 1998, OX2 owned approximately 62 percent of the Company's outstanding shares.

During the year ended June 30, 1999, OX2 transferred its ownership interest to various successor entities, none of which individually has a controlling interest. These successor entities have common ownership and as a group may have a controlling interest in the Company.

In May of 1999,  the Company  acquired the world wide patent  rights for the OX2
engine  from  OX2  in  exchange  for  $1.5   million.   The  Company  will  take
responsibility for Patent maintenance and future R&D.

As of June 30, 1999, the Company's operations consisted of obtaining capital and marketing the OX2 combustion engine. Management does not expect to generate significant sales revenue until fiscal year 2000. Accordingly, planned principal operations have not commenced and the Company is a development stage enterprise.


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

ADVANCED ENGINE TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
June 30, 1999


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED)

Other Assets. Patent rights are amortized on a straight-line basis over the remaining estimated useful life of 10 years. The patents, copyrights and designs are amortized on a straight-line basis over the remaining estimated useful life of 5 years. The Company continually reviews other assets to assess recoverability from estimated future net cash flows. To date, these reviews have not resulted in a reduction of other assets.

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

Research and Development Costs. Research and development costs are expensed as incurred.

Advertising Costs. The Company expenses advertising costs as incurred. Advertising costs amounted to $90,251 from September 23, 1996 (inception) to June 30, 1999 including $41,808 for the year ended June 30, 1998 and $1,895 for the year ended June 30, 1999.

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


NOTE 3.  RELATED PARTY TRANSACTIONS

The Company paid consulting fees to its President, who is also a shareholder, in the amount of $211,203 from September 23, 1996 (inception) to June 30, 1999 including $69,790 for the year ended June 30, 1998, and $82,505 for the year ended June 30, 1999.

ADVANCED ENGINE TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
June 30, 1999


NOTE 3.  RELATED PARTY TRANSACTIONS (CONTINUED)

The Company paid administrative fees and reimbursed expenses to a company that is owned by one of its shareholders in the amount of $50,010 from September 23, 1996 (inception) to June 30, 1999 including $15,700 for the year ended June 30, 1998, and $31,293 for the year ended June 30, 1999.

In October 1996, the Company issued 600,000 shares of its common stock to one of its founders in exchange for his services in organizing the Company. The transaction was recorded at the estimated fair market value of the services provided ($6,000), as this was more readily determinable.

Also in October 1996, the Company entered into a contract with OX2 whereby the Company acquired the rights to manufacture, distribute and market the OX2 combustion engine in the United States, Canada and Mexico for the life of the world wide patent. As part of this contract the Company issued 20,000,000 shares of its common stock and was to issue an additional 19,000,000 upon the completion of emission tests. In December 1998, both parties agreed to cancel the requirement to issue the additional 19,000,000 shares. The Company is also to pay a royalty of 15 percent of the gross proceeds of its revenue. In addition, OX2 has the right to appoint two of the Company's directors. As of June 30, 1999, OX2 had appointed one director who is also the Company's President. In May 1999, the Company acquired the world wide patent rights for the OX2 engine from OX2 in exchange for $1.5 million. The Company will take responsibility for Patent maintenance and future R&D.



NOTE 4.  INCOME TAXES

At June 30, 1999 the Company had deferred tax assets amounting to approximately $508,000. The deferred tax assets consist primarily of the tax benefit of net operating loss carryforwards and are fully offset by a valuation allowance of the same amount.

The net change in the valuation allowance for deferred tax assets was an increase of approximately $328,000 and $70,000 for the year ended June 30, 1999 and 1998, respectively. The net change is due primarily to the increase in net operating loss carryforwards.

At June 30, 1999 the Company had net operating loss carryforwards of approximately $1,270,000 available to offset future state and federal taxable income. These carryforwards will expire in 2017 and 2019 for federal tax purposes and 2002 and 2004 for state tax purposes.

ADVANCED ENGINE TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
June 30, 1999


NOTE 5.  COMMON STOCK

The Company offered one million shares of its common stock at the price of one dollar per share in an offering memorandum pursuant to Rule 504 of Regulation D of the Securities Act of 1933. The Company sold 499,200 shares as of June 30, 1997, and 500,800 during fiscal year 1998. As of June 30, 1997, the Company had stock subscribed in the amount of $74,000 that was recorded as a receivable and subsequently received in fiscal year 1998.

On August 6, 1998, the Company entered into a joint venture agreement with Carroll Shelby under which the Company was to issue 300,000 shares of restricted common stock in exchange for the design and production of a street vehicle that utilizes the OX2 combustion engine. These shares were issued in November 1998. They were valued at $525,000 and expensed as research and development costs. In addition, the Company will issue an additional 250,000 shares upon completion of the vehicle utilizing the OX2 combustion engine. Subsequent to this transaction, Carroll Shelby was appointed to the Board of Directors.

In November 1998 the Company issued 25,000 shares of restricted stock to purchase patents, copyrights, designs and prototypes to be used with the Company's technology. This transaction was valued at $43,750 and recorded as an intangible asset.

In April 1999, the Company issued 400,000 shares of common stock for $2,000,000 in a private placement. Subsequent to June 30, 1999, the Company issued an additional 400,000 shares of common stock for $2,000,000 in a private placement.

In June 1999, the Company agreed to issue 1,000,000 shares of its common stock to the University of California Riverside Foundation. The stock is to be issued in five annual installments of 200,000 shares each. The first installment was issued in July of 1999. The donated stock is to provide an endowment for research funds for the College of Engineering-Center for Environmental Research and Technology.