Form 10QSB
period 1999-09-30
ADVANCED ENGINE TECHNOLOGIES INC
filed 1999-11-08
CIK 1043225

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10QSB



 x       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
         PERIOD ENDED SEPTEMBER 31, 1999
                      ------------------

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  x   No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. September 30, 1999 - 22,925,000 shares of common stock.

Transitional Small Business Disclosure Form         Yes             No    x

Part I.       Financial Information

Item 1.       Financial Statements

                                              ADVANCED ENGINE TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                                FINANCIAL REPORT

                                                              SEPTEMBER 30, 1999

                       ADVANCED ENGINE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)









                                    CONTENTS

                                                                     Page

ACCOUNTANTS' REPORT                                                    1

FINANCIAL STATEMENTS

               Balance Sheet                                           2

               Statements of Operations                                3

               Statement of Stockholders' Equity                       4

               Statements of Cash Flows                                5

               Notes to Financial Statements                           6

NEFF & RICCI LLP
----------------------------

CERTIFIED PUBLIC ACCOUNTANTS
7001 PROSPECT PLACE NE
ALBUQUERQUE, NM  87110



                               Accountants' Report



Advanced Engine Technologies, Inc.
(A Development Stage Company)


We have compiled the accompanying balance sheet of Advanced Engine Technologies, Inc. (a development stage company) as of September 30, 1999 and the related statements of operations, changes in stockholders' equity and cash flows for the quarters ended September 30, 1999 and 1998, and the period from September 23, 1996 (inception) through September 30, 1999, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.



/s/ Neff & Ricci LLP

Albuquerque,  New Mexico
October 15, 1999

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
September 30, 1999



ASSETS

CURRENT ASSETS
    Cash                                                    $  2,319,260
    Prepaid insurance                                              3,288
                                                            ------------
           Total current assets                                2,322,548
                                                            ------------

FIXED ASSETS
    Furniture                                                      7,523
    Computer equipment                                            44,156
    Manufacturing equipment and tooling                           71,626
    Less accumulated depreciation                                (26,393)
                                                            ------------
           Total fixed assets                                     96,912
                                                            ------------

OTHER ASSETS
    Patent rights, net of accumulated
        amortization of $65,638                                1,552,674
    Patent, copyrights and designs net of
        accumulated amortization of $7,292                        36,457
                                                            ------------
           Total other assets                                  1,589,131
                                                            ------------

           Total assets                                     $  4,008,591
                                                            ============

LIABILITIES AND STOCKHOLDERS' EQUITY

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Common stock-50,000,000 shares authorized,
    22,925,000 issued and outstanding; $.001 value          $     22,925

    Additional paid-in capital                                 5,853,825

    Deficit accumulated during the development stage          (1,868,159)
                                                            ------------
           Total stockholders' equity                          4,008,591
                                                            ------------

Total liabilities and stockholders' equity                  $  4,008,591
                                                            ============


See accompanying notes and accountants' report.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Quarters Ended September 30, 1999 and 1998 and the
Period From September 23, 1996 (Inception)
Through September 30, 1999



                                                                   September 23,
                                                                       1996
                                                                    (Inception)
                                                                      Through
                                                                   September 30,
                                           1999          1998          1999

Operating expenses                      $   496,126      108,279     1,394,571

Research and development expenses                 -            -       525,000
                                        --------------------------------------

Loss from operations                       (496,126)    (108,279)   (1,919,571)

Interest income                               4,216         4,960       51,412
                                        --------------------------------------

Net loss                                $  (491,910)    (103,319)   (1,868,159)
                                        ======================================

Basic net loss per share                $     (.022)       (.005)        (.089)
                                        ======================================

Weighted average number of common
    shares outstanding                  $22,625,000   21,600,000    20,971,962
                                        ======================================


See accompanying notes and accountants' report.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
Quarters Ended September 30, 1999 and 1998 and the
Period From September 23, 1996 (Inception)
Through September 30, 1999

                                                                             Equity (Deficit)
                                                                                Accumulated
                                         Common Stock            Additional     During the
                                     ---------------------         Paid-in      Development
                                     Shares         Amount         Capital         Stage          Total
Issuance of common stock
    to parent corporation for
    license rights (Note 3)          20,000,000   $    20,000       (18,000)             -           2,000
Issuance of common stock
    for services (Note 3)               600,000           600         5,400              -           6,000
Issuance of common stock
    for cash (Note 5)                   499,200           499       498,701              -         499,200

Net loss                                      -             -             -       (164,233)       (164,233)
                                   -----------------------------------------------------------------------

Balance, June 30, 1997               21,099,200        21,099       486,101       (164,233)        342,967

Issuance of common stock
    for cash (Note 5)                   500,800           501       500,299              -         500,800

Net loss                                      -             -             -       (309,635)       (309,635)
                                   -----------------------------------------------------------------------

Balance, June 30, 1998               21,600,000        21,600       986,400       (473,868)        534,132

Issuance of stock for assets
    and services (Note 5)               325,000           325       568,425              -         568,750
Issuance of common stock
    for cash (Note 5)                   400,000           400     1,999,600              -       2,000,000

Net loss                                      -             -             -       (902,381)       (902,381)
                                   -----------------------------------------------------------------------

Balance, June 30, 1999               22,325,000        22,325     3,554,425     (1,376,249)      2,200,501

Issuance of stock
    for services (Note 5)               200,000           200       299,800              -         300,000
Issuance of stock
    for cash (Note 5)                   400,000           400     1,999,600              -       2,000,000

Net loss                                      -             -             -       (491,910)       (491,910)
                                   -----------------------------------------------------------------------

Balance, September 30, 1999          22,925,000   $    22,925     5,853,825     (1,868,159)      4,008,591
                                   =======================================================================


See accompanying notes and accountants' report.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Quarters Ended September 30, 1999 and 1998 and the
Period From September 23, 1996 (Inception)
Through September 30, 1999

                                                                                     September 23,
                                                                                         1996
                                                                                      (Inception)
                                                                                        Through
                                                                                     September 30,
                                                           1999            1998          1999
Reconciliation of net losses to net
  cash provided by operations:
        Net loss                                       $   (491,910)     (103,319)    (1,868,159)
        Depreciation                                         49,688           901         99,324
        Issuance of common stock for
           services and license rights                      300,000             -        876,750
Changes in current assets and liabilities:
        Prepaid insurance                                     4,928             -         (3,288)
        Accounts payable                                     (2,881)      (31,283)             -
                                                       -----------------------------------------
           Net cash flows applied to
               operating activities                        (140,175)     (133,701)      (895,373)
                                                       -----------------------------------------

Cash flows from investing activities:
        Equipment purchases                                  (5,767)         (829)      (123,306)
        Intangible purchases                                (96,593)            -     (1,662,061)
                                                       -----------------------------------------
           Net cash flows applied to
               investing activities                        (102,360)         (829)    (1,785,367)
                                                       -----------------------------------------

Cash flows from financing activities:
        Issuance of common stock                          2,000,000             -      5,000,000
        Loan proceeds                                             -             -         50,000
        Loan payments                                             -             -        (50,000)
                                                       -----------------------------------------
           Net cash flows provided by
               financing activities                       2,000,000             -      5,000,000
                                                       -----------------------------------------

Net increase (decrease) in cash                           1,757,465      (134,530)     2,319,260

Cash at beginning of period                                 561,795       545,435              -
                                                       -----------------------------------------

Cash at end of period                                  $  2,319,260       410,905      2,319,260
                                                       =========================================



See accompanying notes and accountants' report.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
September 30, 1999



NOTE 1. NATURE OF BUSINESS

Advanced Engine Technologies, Inc. (the Company), originally a subsidiary of OX2 Engine (Distribution) Ltd. (OX2), was incorporated under the laws of Colorado and began operations on September 23, 1996. The Company was formed to acquire the rights to manufacture, distribute and market an OX2 Engine combustion engine throughout the United States, Canada and Mexico. On October 18, 1996 the Company entered into a contract with OX2 which was incorporated in the Republic of Vanuatu, whereby the Company acquired the rights to manufacture, distribute and market the OX2 combustion engine. As part of this contract the Company issued 20,000,000 shares of its common stock and was to issue an additional 19,000,000 upon the completion of certain tests (see Note 3). In December 1998, both parties agreed to cancel the requirement to issue the additional 19,000,000 shares. In addition, OX2 has the right to appoint two of the Company's three directors. As of June 30, 1998, OX2 owned approximately 62 percent of the Company's outstanding shares.

During the year ended June 30, 1999, OX2 transferred its ownership interest to various successor entities, none of which individually has a controlling interest. These successor entities have common ownership and as a group may have a controlling interest in the Company.

In May of 1999, the Company  acquired the  world-wide  patent rights for the OX2
engine  from  OX2  in  exchange  for  $1.5   million.   The  Company  will  take
responsibility for patent maintenance and future research and development.

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

Advertising Costs. The Company expenses advertising costs as incurred. Advertising costs amounted to $139,109 from September 23, 1996 (inception) to September 30, 1999, including $48,858 for the quarter ended September 30, 1999 and $199 for the quarter ended September 30, 1998.

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

The Company paid consulting fees to its President, who is also a shareholder, in the amount of $231,093 from September 23, 1996 (inception) to September 30, 1999 including $19,890 for the quarter ended September 30, 1999, and $19,500 for the quarter ended September 30, 1998.

The Company paid administrative fees and reimbursed expenses to a company that is owned by one of its shareholders in the amount of $65,416 from September 23, 1996 (inception) to September 30, 1999 including $15,406 for the quarter ended September 30, 1999, and $6,106 for the quarter ended June 30, 1998.

In October 1996, the Company issued 600,000 shares of its common stock to one of its founders in exchange for his services in organizing the Company. The transaction was recorded at the estimated fair market value of the services provided ($6,000), as this was more readily determinable.

Also in October 1996, the Company entered into a contract with OX2 whereby the Company acquired the rights to manufacture, distribute and market the OX2 combustion engine in the United States, Canada and Mexico for the life of the world-wide patent. As part of this contract, the Company issued 20,000,000 shares of its common stock and was to issue an additional 19,000,000 upon the completion of emission tests. In December 1998, both parties agreed to cancel the requirement to issue the additional 19,000,000 shares. The Company is also to pay a royalty of 15 percent of the gross proceeds of its revenue. In addition, OX2 has the right to appoint two of the Company's three directors. As of June 30, 1999, OX2 had appointed one director who is also the Company's President. In May 1999, the Company acquired the world wide patent rights for the OX2 engine from OX2 in exchange for $1.5 million. The Company will take responsibility for patent maintenance and future research and development.


NOTE 4. INCOME TAXES

At September 30, 1999 the Company had deferred tax assets amounting to approximately $720,000. The deferred tax assets consist primarily of the tax benefit of net operating loss carryforwards and are fully offset by a valuation allowance of the same amount.

The net change in the valuation allowance for deferred tax assets was an increase of approximately $212,000 and $40,000 for the quarter ended September 30, 1999 and 1998, respectively. The net change is due primarily to the increase in net operating loss carryforwards.

At September 30, 1999 the Company had net operating loss carryforwards of approximately $1,800,000 available to offset future state and federal taxable income. These carryforwards will expire in 2017 and 2020 for federal tax purposes and 2002 and 2005 for state tax purposes.


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

In November 1998, the Company issued 25,000 shares of restricted stock to purchase patents, copyrights, designs and prototypes to be used with the Company's technology. This transaction was valued at $43,750 and recorded as an intangible asset.

In April 1999, the Company issued 400,000 shares of common stock for $2,000,000 in a private placement. During the quarter ended September 30, 1999, the Company issued an additional 400,000 shares of common stock to the same party for $2,000,000 in a private placement.

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

                  The Company's cash flow requirements to fund these activities and the general operations of the Company total approximately $1,000,000 and include approximately $200,000 for consulting and $300,000 for equipment among other costs. The Company expects to fund these costs with its current cash reserves of approximately $2,300,000, which came from private placements. The Company's cost estimates do not include provisions for any contingencies or unexpected expenses that may arise or any unanticipated increases in costs. As a result, the Company's cash reserves may not be adequate to cover the actual costs of operations in the 2000 fiscal year.

                  The Companies' net loss since inception (September 23, 1996) is $1,868,159.

                  The Company expects to sign its first contracts for the production of small engines in fiscal year 2000 and expects as a result to begin generating revenue. There are currently no signed contracts that will produce revenue and there can be no assurance management will be successful in negotiating these contracts.

                  The Company's parent provides the research and development required to bring the product to commercial production. In addition, its joint venture partner undertakes development as well. As a result, the Company expects to carry out or fund any research and development.

                  The Company does not currently have any employees other than its officers nor does it expect to add any in the next year.


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



                                          /s/ Murray Bailey
                                          -------------------------------------
Date:  September 30, 1999                 By:   Murray Bailey
                                                President
                                                (Principal Executive, Financial
                                                and Accounting Officer)