Form 10QSB
period 1999-12-31
ADVANCED ENGINE TECHNOLOGIES INC
filed 2000-02-14
CIK 1043225

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10QSB



 x       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
---      SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
         PERIOD ENDED DECEMBER 31, 1999
                      -----------------

---      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM________ TO _______________


                         Commission file number 0-25177
                                                -------

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

                                 (505) 323-7341
                                 --------------
                (Issuer's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X    No
                                                              ---      ---
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. December 31, 1999 - 22,925,000 shares of common stock.

Transitional Small Business Disclosure Form        Yes          No   x
                                                       ---          ---

Part I.   Financial Information

Item 1.   Financial Statements


                                              ADVANCED ENGINE TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)


                                                               FINANCIAL REPORT


                                                              DECEMBER 31, 1999

                       ADVANCED ENGINE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)









                                    CONTENTS

                                                                        Page

ACCOUNTANTS' REPORT                                                       1

FINANCIAL STATEMENTS

        Balance Sheet                                                     2

        Statements of Operations                                          3

        Statement of Stockholders' Equity                                 5

        Statements of Cash Flows                                          7

        Notes to Financial Statements                                     9

NEFF & RICCI LLP
----------------

CERTIFIED PUBLIC ACCOUNTANTS
7001 PROSPECT PLACE NE
ALBUQUERQUE, NM  87110




                               Accountants' Report



Advanced Engine Technologies, Inc.
(A Development Stage Company)


We have compiled the accompanying balance sheet of Advanced Engine Technologies, Inc. (a development stage company) as of December 31, 1999 and the related statements of operations, changes in stockholders' equity and cash flows for the quarter and the six months ended December 31, 1998 and December 31, 1999, and the period from September 23, 1996 (inception) through December 31, 1999, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.



/s/ Neff & Ricci LLP
--------------------
Albuquerque,  New Mexico
January 31, 2000

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
December  31, 1999



ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                $  2,149,380
                                                             ------------

FIXED ASSETS
    Furniture                                                       7,523
    Computer equipment                                             44,156
    Manufacturing equipment and tooling                            71,626
    Less accumulated depreciation                                 (33,435)
                                                             ------------
           Total fixed assets                                      89,870
                                                             ------------

OTHER ASSETS
    Patent rights, net of accumulated
        amortization of $106,097                                1,512,215
    Patent, copyrights and designs, net of
        accumulated amortization of $9,479                         34,271
                                                             ------------
           Total other assets                                   1,546,486
                                                             ------------
           Total assets                                      $  3,785,736
                                                             ============


LIABILITIES AND STOCKHOLDERS' EQUITY

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Common stock-50,000,000 shares authorized,
    22,925,000 issued and outstanding; $.001 value           $     22,925

    Additional paid-in capital                                  5,853,825

    Deficit accumulated during the development stage           (2,091,014)
                                                             ------------
           Total stockholders' equity                           3,785,736
                                                             ------------
Total liabilities and stockholders' equity                   $  3,785,736
                                                             ============


See accompanying notes and accountants' report.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Six Months Ended December 31, 1999 and 1998 and the
Period From September 23, 1996 (Inception)
Through December 31, 1999



                                                                       9/23/96
                                                                     (Inception)
                                                                       Through
                                            1999           1998       12/31/99

Operating expenses                      $    733,456       210,061    1,631,901

Research and development expenses                  -       525,000      525,000
                                        ---------------------------------------

Loss from operations                        (733,456)     (735,061)  (2,156,901)

Interest   income                             18,691         7,403       65,887
                                        ---------------------------------------

Net loss                                $   (714,765)     (727,658)  (2,091,014)
                                        =======================================


Basic net loss per share                $     (0.031)       (0.034)       (.097)
                                        =======================================


Weighted average number of common
    shares outstanding                    22,775,000    21,654,167   21,122,196
                                        =======================================


See accompanying notes and accountants' report.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (CONTINUED)
Quarter Ended December 31, 1999 and 1998



                                                        1999            1998

Operating expenses                                 $    237,330         101,782

Research and development expenses                             -         525,000
                                                   ----------------------------

Loss from operations                                   (237,330)       (626,782)

Interest income                                          14,475           2,443
                                                   ----------------------------

Net loss                                           $   (222,855)       (624,339)
                                                   ============================


Basic net loss per share                           $      (.010)         (0.029)
                                                   ============================


Weighted average number of common
    shares outstanding                               22,925,000      21,708,333
                                                   ============================


See accompanying notes and accountants' report.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
Period From September 23, 1996 (Inception)
Through December 31, 1999



                                                                                  Equity
                                                                                 (Deficit)
                                                                                Accumulated
                                         Common Stock            Additional      During the
                                    ---------------------         Paid-in       Development
                                     Shares        Amount         Capital          Stage          Total

Issuance of common stock
    to parent corporation for
    license rights (Note 3)         20,000,000    $  20,000        (18,000)              -          2,000
Issuance of common stock
    for services (Note 3)              600,000          600          5,400               -          6,000
Issuance of common stock
    for cash (Note 5)                  499,200          499        498,701               -        499,200

Net loss                                     -            -              -        (164,233)      (164,223)
                                  -----------------------------------------------------------------------

Balance, June 30, 1997              21,099,200       21,099        486,101        (164,233)       342,967

Issuance of common stock
    for cash (Note 5)                  500,800          501        500,299               -        500,800

Net loss                                     -            -              -        (309,635)      (309,635)
                                  -----------------------------------------------------------------------

Balance, June 30, 1998              21,600,000       21,600        986,400        (473,868)       534,132

Issuance of stock for assets
    and services (Note 5)              325,000          325        568,425               -        568,750
Issuance of common stock
    for cash (Note 5)                  400,000          400      1,999,600               -      2,000,000

Net loss                                     -            -              -        (902,381)      (902,381)
                                  -----------------------------------------------------------------------

Balance, June 30, 1999              22,325,000       22,325      3,554,425      (1,376,249)     2,200,501


See accompanying notes and accountants' report.


ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (CONTINUED)
Period From September 23, 1996 (Inception)
Through December 31, 1999

                                                                                Equity
                                                                               (Deficit)
                                                                              Accumulated
                                        Common Stock           Additional     During the
                                     -------------------         Paid-in      Development
                                     Shares        Amount        Capital         Stage         Total

Balance forward                     22,325,000   $   22,325     3,554,425      (1,376,249)    2,200,501

Issuance of stock for assets
    and services (Note 5)              200,000          200       299,800              -        300,000
Issuance of stock
    for cash (Note 5)                  400,000          400     1,999,600              -      2,000,000

Net loss                                     -            -             -       (491,910)      (491,910)
                                   --------------------------------------------------------------------

Balance, September 30, 1999         22,925,000       22,925     5,853,825     (1,868,159)     4,008,591

Net loss                                     -            -             -       (222,855)      (222,855)
                                   --------------------------------------------------------------------

Balance December 31, 1999           22,925,000   $   22,925     5,853,825     (2,091,014)     3,785,736
                                   ====================================================================


See accompanying notes and accountants' report.


ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Six Months Ended December 31, 1999 and 1998 and the Period From September 23, 1996 (Inception)
Through December 31, 1999



                                                                       9/23/96
                                                                     (Inception)
                                                                       Through
                                               1999         1998      12/31/99

Reconciliation of net losses to net
  cash provided by operations:
        Net loss                            $  (714,765)  (727,658)  (2,091,014)
        Depreciation and amortization            99,374      3,068      149,011
        Issuance of common stock for
           assets and services                  300,000    525,000      876,750
Changes in current assets and liabilities:
        Prepaid expenses                          8,216    (15,000)           -
        Accounts payable                         (2,881)   (31,283)           -
                                            -----------------------------------
           Net cash flows applied to
               operating activities            (310,056)  (245,873)  (1,065,253)
                                            -----------------------------------

Cash flows from investing activities:
        Equipment purchases                      (5,767)   (13,721)    (123,306)
        Intangible purchases                    (96,592)         -   (1,662,061)
                                            -----------------------------------
           Net cash flows applied to
               investing activities            (102,359)   (13,721)  (1,785,367)
                                            -----------------------------------

Cash flows from financing activities:
        Issuance of common stock              2,000,000          -    5,000,000
        Loan proceeds                                 -          -       50,000
        Loan payments                                 -          -      (50,000)
                                            -----------------------------------
           Net cash flows provided by
               financing activities           2,000,000          -    5,000,000
                                            -----------------------------------

Net increase (decrease) in cash               1,587,585   (259,594)   2,149,380

Cash at beginning of period                     561,795    545,435            -
                                            -----------------------------------

Cash at end of period                       $ 2,149,380    285,841    2,149,380
                                            ===================================


See accompanying notes and accountants' report.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (CONTINUED)
Quarter Ended December 31, 1999 and 1998



                                                          1999        1998

Reconciliation of net losses to net
  cash provided by operations:
        Net loss                                     $  (222,855)    (624,339)
        Depreciation and amortization                     49,687        2,167
        Issuance of common stock for
           assets and services                                 -      525,000
Changes in current assets and liabilities:
    Prepaid insurance                                      3,288      (15,000)
                                                     ------------------------
           Net cash flows applied to
               operating activities                     (169,880)    (112,172)
                                                     ------------------------

Cash flows from investing activities:
        Equipment purchases                                    -      (12,892)
                                                     ------------------------

Net decrease in cash                                    (169,880)    (125,064)

Cash at beginning of period                            2,319,260      410,905
                                                     ------------------------

Cash at end of period                                $ 2,149,380      285,841
                                                     ========================


See accompanying notes and accountants' report.

ADVANCED ENGINE TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
December 31, 1999



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

In May of 1999, the Company acquired the worldwide patent rights for the OX2 engine from OX2. The Company will take responsibility for patent maintenance and enforcement.

As of December 31, 1999, the Company's operations consisted of obtaining capital and marketing the OX2 combustion engine. Management does not expect to generate significant sales revenue until fiscal year 2001. Accordingly, planned principal operations have not commenced and the Company is a development stage enterprise.


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents. Cash and cash equivalents include all cash balances and highly liquid debt instruments with an original maturity of three months or less. The Company's cash is deposited in a Colorado financial institution and is insured only up to $100,000 by the Federal Deposit Insurance Corporation. Cash equivalents consist of commercial paper.

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

Advertising Costs. The Company expenses advertising costs as incurred. Advertising costs amounted to $18,844 and $135 for the quarter ended December 31, 1999 and 1998, respectively, and $67,703 and $334 for the six months ended December 31, 1999 and 1998, respectively, and $157,953 from September 23, 1997 (inception) to December 31, 1999.

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

NOTE 3.  RELATED PARTY TRANSACTIONS

The Company paid consulting fees to its former President, who is also a shareholder and director, in the amount of $250,978 from September 23, 1996 (inception) to December 31, 1999 including $19,885 and $22,030 for the quarter ended December 31, 1999 and 1998, respectively, and $39,775 and $41,530 for the six months ended December 31, 1999 and 1998, respectively.

The Company paid administrative fees and reimbursed expenses to a company that is owned by one of its shareholders in the amount of $240,636 from September 23, 1996 (inception) to December 31, 1999 including $9,543 and $4,061 for the quarter ended December 31, 1999 and 1998, respectively, and $24,949 and $10,167 for the six months ended December 31, 1999 and 1998, respectively.

In October 1996, the Company issued 600,000 shares of its common stock to one of its founders in exchange for his services in organizing the Company. The transaction was recorded at the estimated fair market value of the services provided ($6,000), as this was more readily determinable.

Also in October 1996, the Company entered into a contract with OX2 whereby the Company acquired the rights to manufacture, distribute and market the OX2 combustion engine in the United States, Canada and Mexico for the life of the world-wide patent. As part of this contract, the Company issued 20,000,000 shares of its common stock and was to issue an additional 19,000,000 upon the completion of emission tests. In December 1998, both parties agreed to cancel the requirement to issue the additional 19,000,000 shares. The Company is also to pay a royalty of 15 percent of the gross proceeds of its revenue. In addition, OX2 has the right to appoint two of the Company's directors. As of December 31, 1999, OX2 had appointed one director who was also the Company's President until December 1999. In May 1999, the Company acquired the worldwide patent rights for the OX2 engine from OX2. The Company will take responsibility for patent maintenance and enforcement.


NOTE 4.  INCOME TAXES

At December 31, 1999 the Company had deferred tax assets amounting to approximately $814,000. The deferred tax assets consist primarily of the tax benefit of net operating loss carryforwards and are fully offset by a valuation allowance of the same amount.

The net change in the valuation allowance for deferred tax assets was an increase of approximately $94,000 and $240,000 for the quarters ending December 31, 1999 and 1998, respectively. The net change is due primarily to the increase in net operating loss carryforwards.

At December 31, 1999, the Company had net operating loss carryforwards of approximately $2,035,000 available to offset future state and federal taxable income. These carryforwards will expire in 2017 to 2019 for federal tax purposes and 2002 to 2004 for state tax purposes.


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

On August 6, 1998, the Company entered into a joint venture agreement with Carroll Shelby under which the Company was to issue 300,000 shares of restricted common stock in exchange for services related to the production of a street vehicle that utilizes the OX2 combustion engine. These shares were issued in November 1998. They were valued at $525,000 and expensed as research and development costs. In addition, the Company will issue an additional 250,000 shares upon completion of the vehicle utilizing the OX2 combustion engine. Subsequent to this transaction, Carroll Shelby was appointed to the Board of Directors.

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

         The Company's cash flow requirements to fund these activities and the general operations of the Company total approximately $1,000,000 and include approximately $200,000 for consulting and $300,000 for equipment among other costs. The Company expects to fund these costs with its current cash reserves of approximately $2,150,000, which came from private placements. The Company's cost estimates do not include provisions for any contingencies or unexpected expenses that may arise or any unanticipated increases in costs. As a result, the Company's cash reserves may not be adequate to cover the actual costs of operations in the 2000 fiscal year.

         The Companies' net loss from December 31,1998 to December 31, 1999 is $889,488. The Companies' net loss since inception (September 23, 1996) is $2,091,014.

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

         The Company does not currently have any employees other than its officers although Advanced Engine Technologies, Inc. may add employees depending on the future of the enterprise.

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





/s/ Carroll Shelby
----------------------
President/Director
Carroll Shelby




Date: January 31, 1999