Form 10QSB
period 2000-03-31
ADVANCED ENGINE TECHNOLOGIES INC
filed 2000-05-15
CIK 1043225

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10QSB

 x       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
---
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
         PERIOD ENDED MARCH 31, 2000
                      --------------

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
---
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM________ TO _______________


                         Commission file number 0-25177
                                                -------


                       Advanced Engine Technologies, Inc.
                       ----------------------------------
        (Exact name of small business issuer as specified in its charter)


                    Colorado                           84-1358194
         ---------------------------------          -----------------
          (State or other jurisdiction of             (IRS Employer
          incorporation or organization)            Identification No.)


         11150 W. Olympic Blvd. Suite 1020 Los Angeles, Ca. 90064
         --------------------------------------------------------
     (Address of principal executive offices)           (Zip Code)

                                 (505) 323-7341
                 ----------------------------------------------
                (Issuer's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes    X      No
                                                           --------     ------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. March 31, 2000 - 22,950,000 shares of common stock.

Transitional Small Business Disclosure Form        Yes             No    x
                                                       -------        -------

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

                               Accountants' Report

Advanced Engine Technologies, Inc.
(A Development Stage Company)


We have reviewed the accompanying balance sheet of Advanced Engine Technologies, Inc. (a development stage company) as of March 31, 2000, and the related statements of operations, changes in stockholders equity, and cash flows for the quarter and nine months ended March 31, 2000 and 1999 and the period from September 23, 1996 (inception) through March 31, 2000, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Advanced Engine Technologies, Inc..

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.


Based on our review, we are not aware of any material modifications that should be made to the accompanying March 31, 2000 financial statements in order for them to be in conformity with generally accepted accounting principles.




/s/ Neff & Ricci LLP
-----------------------
Albuquerque, New Mexico
April 20, 2000

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
March 31, 2000
See Accountants' Report.

ASSETS

Current Assets

    Cash and cash equivalents                                      $ 1,668,231
    Prepaid expenses                                                     1,000
    Due from related party                                              19,664
                                                                   -----------
           Total current assets                                      1,688,895
                                                                   -----------

Fixed Assets

    Leasehold improvements                                              12,332
    Furniture                                                            7,523
    Computer equipment                                                  44,156
    Manufacturing equipment and tooling                                 71,626
    Less accumulated depreciation                                      (40,477)
                                                                   -----------
           Total fixed assets                                           95,160
                                                                   -----------

Other Assets

    Patent rights, net of accumulated
        amortization of $146,554                                     1,471,758
    Patent, copyrights and designs, net of
        accumulated amortization of $11,667                             32,083
                                                                   -----------
           Total other assets                                        1,503,841
                                                                   -----------

           Total assets                                            $ 3,287,896
                                                                   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Commitments And Contingencies

Stockholders' Equity
    Common stock-50,000,000 shares authorized,
    22,950,000 issued and outstanding; $.001 par value             $    22,950

    Additional paid-in capital                                       5,941,300

    Deficit accumulated during the development stage                (2,676,354)
                                                                   -----------

           Total stockholders' equity                                3,287,896
                                                                   -----------

Total liabilities and stockholders' equity                         $ 3,287,896
                                                                   ===========

See Notes to Financial Statements.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Nine Months Ended March 31, 2000 and 1999 and the
Period From September 23, 1996 (Inception)
Through March 31, 2000
See Accountants' Report.

                                                                                  9/23/96
                                                                                (Inception)
                                                                                  Through

                                                 2000              1999           3/31/00
Operating expenses                            $   872,561          312,122       1,771,006

Research and development expenses                 476,863          525,000       1,001,863
                                              --------------------------------------------

Loss from operations                           (1,349,424)        (837,122)     (2,772,869)

Interest   income                                  49,319            9,467          96,515
                                              --------------------------------------------

Net loss                                      $(1,300,105)        (827,655)     (2,676,354)
                                              ============================================


Basic net loss per share                      $     (.057)           (.038)          (.126)
                                              ============================================


Weighted average number of common
    shares outstanding                         22,829,166       21,744,444      21,250,968
                                              ============================================


See Notes to Financial Statements.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (CONTINUED)
Quarter Ended
March 31, 2000 and 1999 See Accountants' Report.

                                                   2000              1999

Operating expenses                            $     139,105           102,061

Research and development expenses                   476,863                 -
                                              -------------------------------

Loss from operations                               (615,968)         (102,061)

Interest   income                                    30,628              2,064
                                              -------------------------------

Net loss                                      $    (585,340)          (99,997)
                                              ===============================


Basic net loss per share                      $       (.026)            (.005)
                                              ===============================


Weighted average number of common
    shares outstanding                           22,937,500        21,925,000
                                              ===============================


See Notes to Financial Statements.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
Period From September 23, 1996 (Inception)
Through March 31, 2000
See Accountants' Report.

                                                                                     (Deficit)
                                                                                    Accumulated
                                                Common Stock          Additional    During the
                                         -----------------------        Paid-in     Development
                                         Shares         Amount          Capital        Stage         Total
Issuance of common stock
    to parent corporation for
    license rights (Note 3)              20,000,000   $   20,000        (18,000)            -          2,000
Issuance of common stock
    for services (Note 3)                   600,000          600          5,400             -          6,000
Issuance of common stock
    for cash (Note 5)                       499,200          499        498,701             -        499,200

Net loss                                          -            -              -      (164,233)      (164,233)
                                        --------------------------------------------------------------------

Balance, June 30, 1997                   21,099,200       21,099        486,101      (164,233)       342,967

Issuance of common stock
    for cash (Note 5)                       500,800          501        500,299             -        500,800

Net loss                                          -            -              -      (309,635)      (309,635)
                                        --------------------------------------------------------------------

Balance, June 30, 1998                   21,600,000       21,600        986,400      (473,868)       534,132

Issuance of stock for assets
    and services (Note 5)                   325,000          325        568,425             -        568,750
Issuance of common stock
    for cash (Note 5)                       400,000          400      1,999,600             -      2,000,000

Net loss                                          -            -              -      (902,381)      (902,381)
                                        --------------------------------------------------------------------

Balance, June 30, 1999                   22,325,000       22,325      3,554,425    (1,376,249)     2,200,501
                                        --------------------------------------------------------------------


See Notes to Financial Statements.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (CONTINUED)
Period From September 23, 1996 (Inception)
Through March 31, 2000
See Accountants' Report.

                                                                                 (Deficit)
                                                                                Accumulated
                                           Common Stock         Additional      During the
                                   ------------------------       Paid-in       Development
                                    Shares        Amount          Capital          Stage         Total

Balance forward                     22,325,000   $   22,325      3,554,425       (1,376,249)    2,200,501

Issuance of stock for assets
    and services (Note 5)              200,000          200        299,800               -        300,000
Issuance of stock
    for cash (Note 5)                  400,000          400      1,999,600               -      2,000,000

Net loss                                     -            -              -        (491,910)      (491,910)
                                   ----------------------------------------------------------------------

Balance, September 30, 1999         22,925,000       22,925      5,853,825      (1,868,159)     4,008,591

Net loss                                     -            -              -        (222,855)      (222,855)
                                   ----------------------------------------------------------------------

Balance, December 31, 1999          22,925,000       22,925      5,853,825      (2,091,014)     3,785,736

Issuance of stock for
    services (Note 5)                   25,000           25         87,475               -         87,500

Net loss                                     -            -              -        (585,340)      (585,340)
                                   ----------------------------------------------------------------------

Balance March 31, 2000              22,950,000   $   22,950      5,941,300      (2,676,354)     3,287,896
                                   ======================================================================

See Notes to Financial Statements.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Nine Months Ended March 31, 2000 and 1999 and the Period From September 23, 1996 (Inception)
Through March 31, 2000
See Accountants' Report.

                                                                                      9/23/96
                                                                                    (Inception)
                                                                                      Through
                                                     2000             1999            3/31/00
Reconciliation of net losses to net
  cash provided by operations:
        Net loss                                 $ (1,300,105)      (827,655)       (2,676,354)
        Depreciation and amortization                 149,061          7,693           198,698
        Issuance of common stock for
           assets and services                        387,500        525,000           964,250
Changes in current assets and liabilities:
        Prepaid expenses                                7,216        (10,500)           (1,000)
        Accounts payable                               (2,881)       (31,283)                -
        Due from related party                        (19,664)                         (19,664)
                                                 ---------------------------------------------
           Net cash flows used by
               operating activities                  (778,873)      (336,745)       (1,534,070)
                                                 ---------------------------------------------
Cash flows from investing activities:
        Equipment purchases                           (18,099)       (26,951)         (135,638)
        Intangible asset purchases                    (96,592)             -        (1,662,061)
                                                 ---------------------------------------------
           Net cash flows used by
               investing activities                  (114,691)       (26,951)       (1,797,699)
                                                 ---------------------------------------------

Cash flows from financing activities:
        Issuance of common stock                    2,000,000              -         5,000,000
        Loan proceeds                                       -              -            50,000
        Loan payments                                       -              -           (50,000)
                                                 ---------------------------------------------
           Net cash flows provided by
               financing activities                 2,000,000              -         5,000,000
                                                 ---------------------------------------------

Net increase (decrease) in cash                     1,106,436       (363,696)        1,668,231

Cash at beginning of period                           561,795        545,435                 -
                                                 ---------------------------------------------

Cash at end of period                            $  1,668,231        181,739         1,668,231
                                                 =============================================


See Notes to Financial Statements.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (CONTINUED)
Quarter Ended March 31, 2000 and 1999
See Accountants' Report.

                                                        2000          1999

Reconciliation of net losses to net
  cash provided by operations:
        Net loss                                   $  (585,340)       (99,997)
        Depreciation and amortization                   49,687          4,625
        Issuance of common stock for
           assets and services                          87,500              -
Changes in current assets and liabilities:
    Prepaid insurance                                   (1,000)         4,500
    Due from related party                             (19,664)             -
                                                   --------------------------
           Net cash flows applied to
               operating activities                   (468,817)       (90,872)
                                                   --------------------------

Cash flows from investing activities:
        Equipment purchases                            (12,332)       (13,230)
                                                   --------------------------
Net decrease in cash                                  (481,149)      (104,102)

Cash at beginning of period                          2,149,380        285,841
                                                   --------------------------

Cash at end of period                              $ 1,668,231        181,739
                                                   ==========================


See Notes to Financial Statements.

ADVANCED ENGINE TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
March 31, 2000
See Accountants' Report.

NOTE 1.   NATURE OF BUSINESS

Advanced Engine Technologies, Inc. (the Company) was incorporated under the laws of Colorado and began operations on September 23, 1996. The Company was formed to acquire the rights to manufacture, distribute and market an OX2 Engine (Distribution) Ltd. (OX2) combustion engine throughout the United States, Canada and Mexico. On October 18, 1996 the Company entered into a contract with OX2 Engine (Distribution) Ltd., a company incorporated in the laws of the Republic of Vanuatu, whereby the Company acquired the rights to manufacture, distribute and market the OX2 combustion engine. Performance under this contract required the Company to forthwith issue 20,000,000 shares of its common stock plus an additional 19,000,000 upon the completion of certain emission tests (see Note
3). In addition, OX2 was given the right to appoint two of the Company's directors. In December 1998, both parties agreed to cancel the requirement to issue the additional 19,000,000 shares. As of June 30, 1998, OX2 owned approximately 62 percent of the Company's outstanding shares.

During the year ended June 30, 1999, OX2 sold, transferred, assigned and/or otherwise conveyed its stock to various individuals, companies, and other legal entities, none of which individually has a controlling interest. Certain of these legal entities have common ownership and, as a group, may have a controlling interest in the Company.

In May of 1999, the Company acquired the worldwide patent rights for the OX2 engine pursuant to a written agreement with OX2, OX2 (Intellectual Property) and Advanced Engine Technology (PTY). The Company has assumed responsibility for worldwide patent maintenance and enforcement.

As of March 31, 2000, the Company's operations consisted of marketing, testing, and developing the OX2 combustion engine for commercial applications, and raising any necessary capital investment. Management does not expect to generate significant sales revenue until fiscal year 2001. Accordingly, planned principal operations have not commenced and the Company is a development stage enterprise.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents. Cash and cash equivalents include all cash balances and highly liquid debt instruments with an original maturity of three months or less. The Company's cash is deposited in financial institutions and is insured only up to $100,000 by the Federal Deposit Insurance Corporation. Cash equivalents consist of commercial paper.

ADVANCED ENGINE TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
March 31, 2000
See Accountants' Report.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        (CONTINUED)

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

Advertising Costs. The Company expenses advertising costs as incurred. Advertising costs amounted to $12,957 and $1,426 for the quarter ended March 31, 2000 and 1999, respectively, and $80,660 and $1,760 for the nine months ended March 31, 2000 and 1999, respectively, and $170,910 from September 23, 1996 (inception) to March 31, 2000.

Loss Per Share. Loss per share is computed on the basis of the weighted average number of common shares outstanding during the year and did not include the effect of common stock equivalents as their effect would be antidilutive. The numerator for the computation is the net loss and the denominator is the weighted average shares of common stock outstanding.

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

ADVANCED ENGINE TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
March 31, 2000
See Accountants' Report.

NOTE 3. RELATED PARTY TRANSACTIONS

The Company paid consulting fees to its former President, who is also a shareholder and director, in the amount of $280,923 from September 23, 1996 (inception) to March 31, 2000 including $29,945 and $22,860 for the quarter ended March 31, 2000 and 1999, respectively, and $69,720 and $64,390 for the nine months ended March 31, 2000 and 1999, respectively.

The Company paid administrative fees and reimbursed expenses to a company that is owned by one of its shareholders in the amount of $251,507 from September 23, 1996 (inception) to March 31, 2000 including $10,871 and $3,333 for the quarter ended March 31, 2000 and 1999, respectively, and $35,820 and $13,500 for the nine months ended March 31, 2000 and 1999, respectively.

In October 1996, the Company issued 600,000 shares of its common stock to one of its founders in exchange for his services in organizing the Company. The transaction was recorded at the estimated fair market value of the services provided ($6,000), as this was more readily determinable than the fair market value of the stock.

Also in October 1996, the Company entered into a contract with OX2 whereby the Company acquired the rights to manufacture, distribute and market the OX2 combustion engine in the United States, Canada and Mexico for the life of the world-wide patent. As part of this contract, the Company issued 20,000,000 shares of its common stock and was to issue an additional 19,000,000 upon the completion of emission tests. In December 1998, both parties agreed to rescind and terminate the requirement to issue the additional 19,000,000 shares. The Company was also to pay a royalty of 15 percent of the gross proceeds of its revenue. In addition, OX2 had the right to appoint two of the Company's directors. As of March 31, 2000, OX2 had appointed one director who was also the Company's President, until December 1999 when he resigned. In May 1999, the Company acquired the worldwide patent and manufacturing rights to the OX2 engine in a four party agreement between the Company, OX2, OX2 (Intellectual Property) and Advanced Engine Technology (PTY). The Company has assumed responsibility for worldwide patent maintenance and enforcement.

The Company has an outstanding receivable from one of its board members. The receivable at March 31, 2000 is $19,664.

ADVANCED ENGINE TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
March 31, 2000
See Accountants' Report.

NOTE 4. INCOME TAXES

At March 31, 2000 the Company had deferred tax assets amounting to approximately $1,011,000. The deferred tax assets consist primarily of the tax benefit of net operating loss carryforwards and are fully offset by a valuation allowance of the same amount.

The net change in the valuation allowance for deferred tax assets was an increase of approximately $197,000 and $30,000 for the quarters ending March 31, 2000 and 1999, respectively. The net change is due primarily to the increase in net operating loss carryforwards.

At March 31, 2000, the Company had net operating loss carryforwards of approximately $2,529,000 available to offset future state and federal taxable income. These carryforwards will expire in 2017 to 2019 for federal tax purposes and 2002 to 2004 for state tax purposes.

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

On August 6, 1998, the Company entered into a joint venture agreement with Carroll Shelby under which the Company was to issue 300,000 shares of restricted common stock in exchange for services related to the future production of a street vehicle that utilizes the OX2 combustion engine. These shares were issued in November 1998. They were valued at $525,000 and expensed as research and development costs. In addition, the Company will issue an additional 250,000 shares upon completion of the vehicle utilizing the OX2 combustion engine. Subsequent to this transaction, Carroll Shelby was appointed to the Board of Directors.

In November 1998, the Company issued 25,000 shares of restricted stock to purchase patents, copyrights, designs and prototypes to be used with the Company's technology. This transaction was valued at $43,750 and recorded as an intangible asset.

ADVANCED ENGINE TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
March 31, 2000
See Accountants' Report.

NOTE 5. COMMON STOCK (CONTINUED)

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

In January 2000 the Company issued 25,000 shares of common stock in exchange for services related to the performance testing of the OX2 engine. This transaction was valued at $87,500 and was charged to expense.

Item 2.   Management's Discussion and Analysis or Plan of Operation

      The Company plans to continue the development of prototypes and marketing during the 2000 fiscal year. Activities will include development and testing of prototypes in coordination with the College of Engineering Center for Environmental Research and Technology at the University of California at Riverside with continual work with joint venture partners to develop an engine for stationary generators, automobiles, marine and other commercial uses. While prototypes of the OX2 engine exist, there can be no assurance the Company will be successful with its marketing efforts, the development of its joint ventures or in the ultimate development of the engine for commercial applications.

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

      The Companies' net loss from December 31,1998 to December 31, 1999 is $889,488. The Companies' net loss since inception (September 23, 1996) is $2,676,354.

      There are currently no signed contracts that will produce revenue and there can be no assurance that management will be successful in negotiating these contracts.

      The Company's goal is to arrange for and/or conduct the research and development necessary to bring the product to commercial production. The Company expects to arrange for, carry out and/or fund all necessary, relevant research and development activities.

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

      The Company does not currently have any employees other than its officers although employees may be added depending on the future of the enterprise.

Part II.  Other Information

Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Default upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          a)  Exhibits:

              Exhibit 27 - Financial Data Schedule

          b)  Reports on Form 8-K: None


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/ Carroll Shelby
--------------------------
President/Director
Carroll Shelby


Date: May 1, 2000
                                                                              15