Form 10KSB
period 2000-06-30
ADVANCED ENGINE TECHNOLOGIES INC
filed 2000-10-13
CIK 1043225

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-KSB

(Mark One)

   X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended                June 30, 2000
                                   --------------------------------------------
                                       OR

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to
                                ------------------        ---------------------

                Commission file number                    0-25177
                                                       ------------------------

                       ADVANCED ENGINE TECHNOLOGIES, INC.

-------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

               Colorado                                   84-1358194
--------------------------------------          -------------------------------
   (State or Other Jurisdiction of                     (I.R.S. Employer
    Incorporation or Organization)                    Identification No.)

11150 W. Olympic Blvd. Suite 1020 Los Angeles Ca.              90064
-------------------------------------------------     -------------------------
(Address of Principal Executive Offices)                    (Zip Code)

                                 (310) 914-1849
-------------------------------------------------------------------------------
                           (Issuer's Telephone Number)
-------------------------------------------------------------------------------
          Securities to be registered under Section 12(b) of the Act:

    Title of Each Class to be so               Name of Each Exchange on Which
             Registered                        Each Class is to be Registered

                None                                      None
--------------------------------               --------------------------------

           Securities to be registered under Section 12(g) of the Act:
                          Common Stock, $.001 par value

-------------------------------------------------------------------------------
                                (Title of Class)
-------------------------------------------------------------------------------
         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) , and (2) has been subject to such filing requirements for past 90 days.

Yes____X_______   No____________

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or any amendment to this Form 10-KSB.

         State issuer's revenues for its most recent fiscal year.___$-0-______

         The aggregate market value of the common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity ($2.125 per share) as of May 2, 2000 was $17,240,137.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 23,150,000 common shares as of June 30, 2000

         Transitional Small Business Disclosure Format (check one):

Yes________  No___X______
                  -

                                     PART I

Item 1.           Description of Business

         Forward-Looking Statements

         This document contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "except," "plan," "anticipate," "believe," "estimate," "predict,"
"potential" or "continue," the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

         Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

         Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption "Management's Discussion and Analysis of Financial Condition or Plan of Operation" and under the caption "Risk Factors" included herein.

         General

         Advanced Engine Technologies, Inc. ("we", "us" or the "Company") was incorporated and commenced operations on September 23, 1996. We were formed to develop and commercialize the OX2 internal combustion engine, a state-of-the-art, uniquely designed engine. Our focus is on the development and commercial introduction of the OX2 engine and the subsequent licensing of the OX2 engine technology to approved manufacturers.

         In 1996, we entered into an exclusive sub-licensing agreement with OX2 Engine (Distribution) Ltd. ("OX2"), pursuant to which we acquired the right to manufacture, distribute and market the OX2 engine in the North American Free Trade Agreement countries (presently the United States, Canada and Mexico). OX2 licensed the technology from OX2 Intellectual Property, Inc., a foreign corporation that was assigned the technology from the original patent holders. The sub-license was for the longer of (1) life of the patent or (2) twenty years. In May 1999, we acquired the worldwide patent rights for the OX2 engine from OX2 in exchange for $1.5 million. We will take responsibility for patent maintenance and for future research and development on the engine.

         We have spent $1,341,376 for the fiscal year ended June 30, 2000 and $525, 000 for the fiscal year ended June 30, 1999, on research and development for the OX2 engine. On July 15, 1998, we entered into a joint venture agreement with Carroll Shelby, our president, to further develop the OX2 engine for use in a standard application for motor vehicles and promote the OX2 engine to the automotive industry.

         Our Product

         At the present time only a prototype of the OX2 internal combustion engine, plus additional parts which can be used for engine development or for the building of additional prototypes, have been built. No OX2 engines have been manufactured for production use, and no assurance can be given that the OX2 engine will be successfully developed or manufactured.

         The OX2 engine prototype is designed to be fuel efficient, lightweight, low-emission, multi-fueled, and smaller and more inexpensive than conventional internal combustion engines. We also believe that it will not have the complex manufacture/production requirements of conventional internal combustion engines.

         The OX2 engine prototype is designed to have only six major components, of which only three move. We believe this design will result in low set-up and production costs and simplicity of design that will promote a high level of quality assurance.

         The major parts of the engine prototype are: (1) housing, (2) cylinder block, (3) top piston plate, (4) lower piston plate, (5) cam track, and (6) drive shaft. The moving parts are: (1) cylinder block, (2) top piston plate, and
(3) lower piston plate.

         We expect the OX2 engine, once completed, will have several advantages over a four stroke conventional engine. Some of these advantages are expected to include:

         o The OX2 engine prototype has only six major components, which should result in lower set-up and production and manufacturing costs than a typical conventional engine.

         o We believe the OX2 engine prototype to have greater effective engine capacity than a typical conventional engine.

         o The OX2 engine prototype does not use a conventional crankshaft, which we believe will result in a leverage advantage over a typical conventional engine.

         o  The OX2  engine  prototype  design  should  enable  the timing to be
            adjusted,   which  will  produce  a  more   effective  burn  on  the
            combustible fuel being used.

         o The OX2 engine prototype's piston speed should remain constant throughout the entire power stroke, thus allowing exhaust gases to be more efficiently expelled than a typical conventional engine.

         In the short term, our plans are to complete the research and development of the OX2 engine in order to prepare it for production and marketing. We currently have an agreement with Steven Manthey, the inventor of the OX2 engine, which provides that Mr. Manthey will continue to develop and maintain the OX2 engine prototype. We have an agreement with the University of California, Riverside ("UCR"), which provides that they will continue to conduct research and development on the OX2 engine prototype, in conjunction with us. The research and development at UCR is being conducted under the guidance of Dr. Joseph Norbeck (of the CE-CERT program at the University of California,
Riverside) and Dr. Roberta Nichols, one of our consultants. We are also conducting research and development activities in Gardena, California.

         Marketing

         Assuming the completion of the necessary research and development required to complete our product, and assuming the tests of our OX2 prototype are successful, we will attempt to introduce the OX2 engine into the market. The total size of the internal combustion engine industry makes the introduction of any significant change to industry standards a complex promotional and marketing exercise. We believe the multi-purpose nature of the OX2 engine should make it compatible to several different market applications.

         Upon completion of the OX2 engine, we expect, initially, to market it to specialist engine manufacturers who produce stationary engines. We expect that sub-licenses allowing the manufacture of OX2 engines, will be granted by us only to a limited number of engine manufacturers, to achieve a manageable and controlled market introduction.

         Sources of Income

         We expect to generate income in two ways: (1) we expect to receive a licensing fee from approved manufacturers in return for the right to produce and sell the OX2 engine; license fees will be determined by territory size and market potential; and (2) we expect to receive a royalty payment for each engine produced and sold. We expect royalty payments will be determined by engine capacity and application.

         Patents

         We have been granted a U.S. patent for an Axial Piston Rotary Engine (U.S. Patent No. 5,813,372). We have filed a patent application for an Axial Piston Rotary Engine in Australia (No. PCT/AU95/00815). In addition, we have patent applications pending in countries throughout the world.

         Employees

         We have one employee, our president. We are currently evaluating the need to hire additional employees to assist in the daily operations and market placement of our product. We also engage consultants who receive fees for their consulting services.

         Other Agreements

         In June 1999, we agreed to grant 1,000,000 shares of the Company's common stock ("Shares") to the University of California Riverside Foundation. The stock is to be issued in five annual installments of 200,000 Shares each. Two installments have been granted, one in July, 1999 and the other in July, 2000, for a total of 400,000 Shares. The Shares were donated to provide an endowment for research funds for the College of Engineering-Center for Environmental Research and Technology. This donation is independent of the relationship between Advanced Engine Technologies Inc., and the University of California, Riverside for research and development of the OX2 engine.

         Risk Factors

         You should carefully consider the following risks and the other information in this Report and our other filings with the SEC before you decide to invest in us or to maintain or increase your investment. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties may also adversely impact and impair our business. If any of the following risks actually occur, our business, results of operations, or financial condition would likely suffer. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

o There can be no assurance that we will be able to successfully develop the OX2 engine. No OX2 engines have been developed or manufactured for production use, and no assurance can be given that the OX2 engine will be successfully developed or manufactured. Testing and development on the engine is still in progress, and is being conducted in conjunction with UCR. Until further testing, research and development has been completed, we will not have a finished product for introduction into the market. We do not have an estimated completion date for the testing, research and development. Furthermore, the we cannot provide assurance that we will be successful in the ultimate development of the engine for commercial applications.

o A market for our OX2 engine may take longer to develop than anticipated or may never develop, which would adversely affect revenues and profitability. Our OX2 engine represents an innovation in the industry for internal combustion engines. The size of the internal combustion engine industry makes the introduction of changes to industry standards a complex promotional and marketing exercise. We cannot ensure that our targeted customers will purchase our engine. If the market for our engines fails to develop, or develops more slowly that anticipated, we may not be able to meet our expenses and may not achieve profitable results. In addition, we cannot provide assurance that we will be successful with our marketing efforts or the development of our joint ventures.

o Our cash reserves may not be adequate to cover our costs of operations. To date, we have covered our operating losses by privately placing securities. We expect to fund our general operations and marketing activities for 2001 with our current cash reserves, which were obtained from the sale of securities. However, our cost estimates do not include provisions for any contingencies, unexpected expenses or increases in costs that may arise.

o We may not be able to raise the capital we need. It is likely that we will need to raise additional capital at some point in the future. If additional funds are raised through the issuance of equity, our shareholders' ownership will be diluted. There can be no assurance that additional financing will be available on terms favorable to us, or at all. If funds are not available or are not available on terms acceptable to us, we may not be able to continue the development of our product, respond to our competitors or continue our business.

o Our business depends on the protection of our intellectual property and may suffer if we are unable to adequately protect our intellectual property. The success of our business depends on our ability to patent our engine. Currently, we have been granted one U.S. Patent for an Axial Piston Rotary Engine. We have one patent application pending in Australia for an Axial Piston Rotary Engine. We also have patent applications pending in countries throughout the world. We believe that our ability to establish and maintain our position in the market depends on these patents. We cannot provide assurance that our patent will not be invalidated, circumvented or challenged, that the rights granted under the patents will give us competitive advantages or that our patent applications will be granted.

o If we are found to infringe on the intellectual property rights of others, we may not be able to continue the development and production of our engine, or we may have to enter into costly license or settlement agreements. Third parties may allege infringement by us with respect to past, current or future intellectual property rights. Any claim of infringement, regardless of merit, could be costly, time consuming and could require us to develop non-infringing technology or enter into royalty, licensing or settlement agreements. These agreements could be on terms unfavorable or unacceptable to us and could significantly harm the development of our product, and ultimately, our business. In the future, we may also have to enforce our patent and other intellectual property rights through litigation. Any such enforcement could also result in substantial costs and could materially affect our financial condition and our business.

o Our business is dependent on our relationships with other parties. Research, development and testing of our engine is being carried out in conjunction with UCR. Steven Manthey, the inventor of the engine is also actively participating in the research and development. In addition, we have a joint venture agreement with Carroll Shelby, to further develop and promote our engine. Completion of the research, development and testing is essential to the success of our business. Until such testing, research and development has been completed, we will not have a finished product to introduce to the market. Thus, if we are unable maintain our relationships with UCR, Steven Manthey and Carroll Shelby, our business will be adversely affected.

o We have a history of losses. We have a history of operating losses, and an accumulated deficit, as of June 30, 2000, of $3,546,906. Our ability to generate revenues and profits is subject to the risks and uncertainties encountered by development stage companies.

o Our future revenues and profitability are unpredictable. We are currently have no signed contracts that will produce revenue and we do not have an estimate as to when we will be entering into such contracts. Furthermore, we cannot provide assurance that management will be successful in negotiating such contracts.

o Rapid technological changes could adversely affect our business. The market for internal combustion engines is characterized by rapidly changing technology, evolving industry standards and changing customer demands. Thus, if we are unable to adapt to rapidly changing technologies and to adapt our product to evolving industry standards, our business will be adversely affected.

o Our common stock is not widely traded, which may result in illiquidity and increased volatility. Our common stock is not widely traded, and, as a result, the prices quoted for our stock may not reflect its fair market value. Because of the low volume of trading in our common stock, our stockholders may find it difficult to sell their shares.

o Our principal stockholders can exercise significant control over us and could limit the ability of our other stockholders to influence the outcome of transactions requiring shareholder vote. As of June 30, 2000, approximately 65% of our outstanding common stock is owned by our executive officers, directors and principal stockholders. These stockholders will have the ability to exercise influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions.

Item 2.           Description of Property

         We lease office space for our headquarters in Los Angeles, California and work space for engine development in Gardena, California.

Item 3.           Legal Proceedings

         There are two pending lawsuits that name us as a defendant. One action was filed in the State of New Mexico and the other in the state of California. Both actions have been filed by the Estate of Paul Ebbage (the "Estate") and concern the Estate's beneficial entitlement to a percentage of Shares, which were originally issued to OX2 ("Disputed Shares"). Neither lawsuit alleges or seeks to recover any monetary damages from us. We are a disinterested stakeholder as to the Disputed Shares, which we will deposit with the Superior Court of Los Angeles so the court can then determine who rightfully owns the Disputed Shares as between the plaintiff and the named defendants (other than us). The two lawsuits are:

         1) Raymond J. Ebbage,  as executor of the Estate of Paul Gerrard Ebbage
            v. Steven Charles Manthey, et.al. Superior Court of the State of California, County of Los Angeles, No. BC 232758.

         2) Raymond J. Ebbage,  as executor of the Estate of Paul Gerrard Ebbage
            v. Steven Charles Manthey, et.al. Second Judicial District, County of Bernalillo, State of New Mexico, CV No. 2000-02628.

Item 4.           Submission of Matters to a Vote of Security Holders

         Not applicable

                                     Part II

Item 5.           Market for common equity and related stockholder matters

         Since the first quarter of 1998, our Common Stock has traded in the over-the-counter market and has been quoted on the Bulletin Board of the NASDAQ under the symbol: AENG.

         Set forth below are the range of prices by quarter since trading commenced.

                                    High                     Low
                                    ----                     ---

July-September 1997                 7 1/2                    1 3/4
October-December 1997               29 1/4                   6 1/2
January-March 1998                  21                       7 1/2
April-June 1998                     26 7/8                   6 3/4
July-September 1998                 17 1/2                   7 3/4
October-December 1998               9 5/8                    4 7/8
January-March 1999                  9 3/4                    5 1/8
April-June 1999                     8                        5 1/8
July-September 1999                 14 7/8                   4 1/2
October-December 1999               4 1/2                    2
January-March 2000                  4/78                     3
April-June 2000                     3 1/4                    2 1/8

         As of June 30, 2000, we had 290 shareholders of record.

         We have not paid any dividends since inception. We do not anticipate paying any dividends in the future even if we were to have earnings.

Item 6.           Management's Discussion and Analysis or Plan of Operation

         We plan to continue the development of prototypes and marketing during the 2001 fiscal year. The planned activities include: (1) demonstrations to prospective original equipment manufacturers of products using internal combustion engines; (2) work with our joint venture partners and shareholders to continue the development, in the shorter term, of an engine for stationary generator applications and, in the longer term, of an engine for automobile and/or aircraft applications; and (3) the development of additional joint venture partners to market the engine. While prototypes of the OX2 engine exist, there can be no assurance that we will be successful in our marketing efforts, the development of our joint ventures or in the ultimate development of the engine for commercial applications.

         We expect that our cash flow requirements to fund general operations in 2001 will total approximately $750,000 including outside consulting fees and expenditures for equipment. We expect to fund these costs with our cash reserves, which were $1,026,990 as of June 30, 2000. Our cost estimates do not include provisions for any contingencies or unexpected expenses that may arise or any unanticipated increases in costs. As a result, our cash reserves may not be adequate to cover the actual costs of operations in the 2001 fiscal year, in which event we will be required to raise additional capital. Historically we have obtained cash through private placements of securities.

         Our net loss since inception (September 23, 1996) is $3,546,906. Our net loss for the 2000 Fiscal Year is $2,170,657.

         Currently, there are no signed contracts that will produce revenue, and we can provide no assurance that management will be successful in negotiating these contracts.

Item 7. Financial Statements

                       ADVANCED ENGINE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)





                                    CONTENTS

                                                                      Page

INDEPENDENT AUDITORS' REPORT                                            9

FINANCIAL STATEMENTS

               Balance Sheet                                            10

               Statements of Operations                                 11

               Statements of Stockholders' Equity                       12

               Statements of Cash Flows                                 14

               Notes to Financial Statements                            15

NEFF & RICCI LLP
____________________________

CERTIFIED PUBLIC ACCOUNTANTS
7001 PROSPECT PLACE NE
ALBUQUERQUE, NM  87110



                          Independent Auditors' Report

Advanced Engine Technologies, Inc.
(A Development Stage Company)


We have audited the accompanying balance sheet of Advanced Engine Technologies, Inc. (a development stage company) as of June 30, 2000, and the related statements of operations, stockholders' equity, and cash flows for the years ended June 30, 2000 and 1999, and for the period from September 23, 1996 (inception) through June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also include assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Engine Technologies, Inc. as of June 30, 2000 and the results of its operations and its cash flows for the years ended June 30, 2000 and 1999, and for the period from September 23, 1996, (inception) to June 30, 2000, in conformity with generally accepted accounting principles.



/s/ Neff & Ricci, LLP
-----------------------
Albuquerque, New Mexico
September 20, 2000

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
June 30, 2000

ASSETS

Current Assets

    Cash and cash equivalents                                   $  1,026,990
    Prepaid expenses                                                  22,768
    Due from related party                                            26,000
                                                                ------------
           Total current assets                                    1,075,758
                                                                ------------

Fixed Assets

    Automobile                                                        10,000
    Furniture                                                         12,242
    Computer equipment                                                44,156
    Manufacturing equipment and tooling                               67,922
    Less accumulated depreciation                                    (46,636)
                                                                ------------
           Total fixed assets                                         87,684
                                                                ------------

Other Assets

    Patent rights, net of accumulated
        amortization of $177,353                                   1,344,365
    Patent, copyrights and designs, net of
        accumulated amortization of $13,854                           29,896
                                                                ------------
           Total other assets                                      1,374,261
                                                                ------------

           Total assets                                         $  2,537,703
                                                                ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

    Accounts payable                                            $    115,359
    Accrued payroll                                                    5,000
                                                                ------------
           Total current liabilities                                 120,359
                                                                ------------

Commitments and Contingencies

Stockholders' Equity

    Common stock-50,000,000 shares authorized,
        22,950,000 issued and outstanding; $.001 par value            22,950
    Additional paid-in capital                                     5,941,300
    Deficit accumulated during the development stage              (3,546,906)
                                                                ------------
           Total stockholders' equity                              2,417,344
                                                                ------------

Total liabilities and stockholders' equity                      $  2,537,703
                                                                ============

See Notes to Financial Statements.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Years Ended June 30, 2000 and 1999 and the
Period From September 23, 1996 (Inception)
Through June 30, 2000

                                                                      9/23/96
                                                                    (Inception)
                                                                      Through

                                          2000           1999         6/30/00

Operating expenses                   $     899,985       400,161     1,798,430

Research and development expenses        1,341,376       525,000     1,866,376
                                     -----------------------------------------

Loss from operations                    (2,241,361)     (925,161)   (3,664,806)

Interest   income                           70,704        22,780       117,900
                                     -----------------------------------------

Net loss                             $  (2,170,657)     (902,381)   (3,546,906)
                                     =========================================

Basic net loss per share             $        (.10)         (.04)         (.17)
                                     =========================================

Weighted average number of common
    shares outstanding                  22,787,500    21,947,500    21,364,237
                                     =========================================


See Notes to Financial Statements.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT  STAGE COMPANY)
STATEMENTS OF  STOCKHOLDERS'  EQUITY
Years Ended June 30, 2000 and 1999
Period From September 23, 1996 (Inception)
Through June 30, 2000

                                                                         (Deficit)
                                                                        Accumulated
                                     Common Stock         Additional    During the
                                -----------------------     Paid-in     Development
                                  Shares       Amount       Capital        Stage         Total
Issuance of common stock
    to parent corporation for
    license rights              20,000,000   $   20,000      (18,000)         --           2,000

Issuance of common stock
    for services                   600,000          600        5,400          --           6,000

Issuance of common stock
    for cash                       499,200          499      498,701          --         499,200

Net loss                              --           --           --        (164,233)     (164,233)
                                ----------------------------------------------------------------

Balance, June 30, 1997          21,099,200       21,099      486,101      (164,233)      342,967

Issuance of common stock
    for cash                       500,800          501      500,299          --         500,800

Net loss                              --           --           --        (309,635)     (309,635)
                                ----------------------------------------------------------------

Balance, June 30, 1998          21,600,000       21,600      986,400      (473,868)      534,132

Issuance of stock for assets
    and services                   325,000          325      568,425          --         568,750

Issuance of common stock
    for cash                       400,000          400    1,999,600          --       2,000,000

Net loss                              --           --           --        (902,381)     (902,381)
                                ----------------------------------------------------------------

Balance, June 30, 1999          22,325,000       22,325    3,554,425    (1,376,249)    2,200,501
                                ----------------------------------------------------------------


See Notes to Financial Statements.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (CONTINUED)
Period From September 23, 1996 (Inception)
Through June 30, 2000

                                                                         (Deficit)
                                                                        Accumulated
                                     Common Stock         Additional    During the
                                -----------------------     Paid-in     Development
                                  Shares       Amount       Capital        Stage         Total

Balance forward                 22,325,000   $   22,325    3,554,425   (1,376,249)    2,200,501

Issuance of stock

    for cash                       400,000          400    1,999,600           --     2,000,000

Issuance of stock for
    services                       225,000           25      387,275           --       387,500

Net loss                                --           --           --   (2,170,657)   (2,170,657)
                                ---------------------------------------------------------------

Balance June 30, 2000           22,950,000   $   22,950    5,941,300   (3,546,906)    2,417,344
                                ---------------------------------------------------------------


See Notes to Financial Statements.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Years Ended June 30, 2000 and 1999
and the Period From September 23, 1996 (Inception)
Through June 30, 2000

                                                                                 9/23/96
                                                                               (Inception)
                                                                                 Through

                                                  2000             1999          6/30/00
Reconciliation of net losses to net
  cash provided by operations:

        Net loss                               $(2,170,657)      (902,381)     (3,546,906)
        Depreciation and amortization              188,207         47,834         237,843
        Issuance of common stock for
           assets and services                     387,500        568,750         964,250
Changes in current assets and liabilities:
        Prepaid expenses                           (14,552)        (8,216)        (22,768)
        Due from related party                     (26,000)             -         (26,000)
        Accounts payable                           112,479        (28,402)        115,360
        Accrued payroll                              5,000              -           5,000
                                               ------------------------------------------
           Net cash flows used by
               operating activities             (1,518,023)      (322,415)     (2,273,221)
                                               -------------------------------------------

Cash flows from investing activities:

        Fixed asset purchases                      (16,782)       (95,757)       (134,321)
        Intangible asset purchases                       -     (1,565,468)     (1,565,468)
                                               ------------------------------------------
           Net cash flows used by
               investing activities                (16,782)    (1,661,225)     (1,699,789)
                                               ------------------------------------------

Cash flows from financing activities:

        Issuance of common stock                 2,000,000      2,000,000       5,000,000
        Loan proceeds                                    -              -          50,000
        Loan payments                                    -              -        (500,000)
                                               ------------------------------------------
           Net cash flows provided by
               financing activities              2,000,000      2,000,000       5,000,000
                                               ------------------------------------------

Net increase in cash                               465,195         16,360       1,026,990

Cash at beginning of period                        561,795        545,435               -
                                               ------------------------------------------

Cash at end of period                          $ 1,026,990        561,795       1,026,990
                                               ==========================================


See Notes to Financial Statements.

ADVANCED ENGINE TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

June 30, 2000

NOTE 1.  NATURE OF BUSINESS

Advanced Engine Technologies, Inc. (the Company) was incorporated under the laws of Colorado and began operations on September 23, 1996. The Company was formed to acquire the rights to manufacture, distribute and market an OX2 Engine (Distribution) Ltd. (OX2) combustion engine throughout the United States, Canada and Mexico. On October 18, 1996 the Company entered into a contract with OX2, a company incorporated in the laws of the Republic of Vanuatu, whereby the Company acquired the rights to manufacture, distribute and market the OX2 combustion engine. Performance under this contract required the Company to forthwith issue 20,000,000 shares of its common stock plus an additional 19,000,000 upon the completion of certain emission tests (see Note 3). In addition, OX2 was given the right to appoint two of the Company's directors. In December 1998, both parties agreed to cancel the requirement to issue the additional 19,000,000 shares. As of June 30, 1998, OX2 owned approximately 62 percent of the Company's outstanding shares.

During the year ended June 30, 1999, OX2 sold, transferred, assigned and/or otherwise conveyed its stock to various individuals, companies, and other legal entities, none of which individually has a controlling interest. Certain of these legal entities have common ownership and, as a group, may have a controlling interest in the Company.

A dispute has arisen related to the shares originally owned by OX2. As a result, two lawsuits were filed which included the Company as a defendant. The suits seek to have the disputed shares surrendered to the Company and the stock records amended to reflect OX2 as the beneficial owner of these shares. In August 2000, the Company accepted the surrender of 10,713,238 shares of its common stock which it subsequently deposited with the court. As a result, the Company's legal counsel expects the Company to be dismissed from the litigation.

In May of 1999, the Company acquired the worldwide patent rights for the OX2 engine pursuant to a written agreement with OX2, OX2 (Intellectual Property) and Advanced Engine Technology (PTY). The Company has assumed responsibility for worldwide patent maintenance and enforcement.

As of June 30, 2000, the Company's operations consisted of marketing, testing, and developing the OX2 combustion engine for commercial applications, and raising any necessary capital investment. Management does not expect to generate significant sales revenue until fiscal year 2001. Accordingly, planned principal operations have not commenced and the Company is a development stage enterprise.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents. Cash and cash equivalents include all cash balances and highly liquid debt instruments with an original maturity of three months or less. The Company's cash is deposited in financial institutions and is insured only up to $100,000 by the Federal Deposit Insurance Corporation. Cash equivalents consist of commercial paper and other securities.

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

Advertising Costs. The Company expenses advertising costs as incurred. Advertising costs amounted to $174,500 from September 23, 1996 (inception) to June 30, 1999, including $84,249 for the year ended June 30, 2000, and $1,895 for the year ended June 30, 1999.

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

NOTE 3.  RELATED PARTY TRANSACTIONS

The Company paid consulting fees to its former President, who is also a shareholder and former director, in the amount of $290,303 from September 23, 1996 (inception) to June 30, 2000 including $82,505 for the year ended June 30, 1999, and $79,100 for the year ended June 30, 2000.

The Company paid administrative fees and reimbursed expenses to a company that is owned by one of its shareholders in the amount of $101,570 from September 23, 1996 (inception) to June 30, 2000 including $31,293 for the year ended June 30, 1999, and $51,560 for the year ended June 30, 2000.

The Company has paid research and development costs and rent to a company owned by its current President in the amount of $124,437 from September 23, 1996 (inception) to June 30, 2000, including $124,437 for the year ended June 30, 2000. Also, starting in May 2000, monthly salary of $5,000 is paid to the President, who is also a shareholder and director.

The Company has paid legal fees and reimbursed expenses, including rent, to a company that is owned by its Secretary/Treasurer in the amount of $187,985 from September 23, 1996, (inception) to June 30, 2000, including $187,985 for the year ended June 30, 2000.

The Company has paid for services to a company that is a shareholder in the amount of $71,956 from September 23, 1996, (inception) to June 30, 2000, including $71,956 for the year ended June 30, 2000.

In May 2000, the Company paid engine development costs to an individual who is a shareholder of OX2 in the amount of $300,000.

In October 1996, the Company issued 600,000 shares of its common stock to one of its founders in exchange for his services in organizing the Company. The transaction was recorded at the estimated fair market value of the services provided ($6,000), as this was more readily determinable than the fair market value of the stock.

Also in October 1996, the Company entered into a contract with OX2 whereby the Company acquired the rights to manufacture, distribute and market the OX2 combustion engine in the United States, Canada and Mexico for the life of the world-wide patent. As part of this contract, the Company issued 20,000,000 shares of its common stock and was to issue an additional 19,000,000 upon the completion of emission tests. In December 1998, both parties agreed to rescind and terminate the requirement to issue the additional 19,000,000 shares. The Company was also to pay a royalty of 15 percent of the gross proceeds of its revenue. In addition, OX2 had the right to appoint two of the Company's directors. As of June 30, 2000, OX2 had appointed one director who was also the Company's President, until December 1999 when he resigned. In May 1999, the Company acquired the worldwide patent and manufacturing rights to the OX2 engine in a four party agreement between the Company, OX2, OX2 (Intellectual Property) and Advanced Engine Technology (PTY). The Company has assumed responsibility for patent maintenance and enforcement.

The Company has an outstanding receivable from one of its secretary/treasurer. The receivable at June 30, 2000 is $26,000.

NOTE 4.  INCOME TAXES

At June 30, 2000 the Company had deferred tax assets amounting to approximately $1,350,000. The deferred tax assets consist primarily of the tax benefit of net operating loss carryforwards and are fully offset by a valuation allowance of the same amount.

The net change in the valuation allowance for deferred tax assets was an increase of approximately $842,000 and $328,000 for the year ended June 30, 2000 and 1999, respectively. The net change is due primarily to the increase in net operating loss carryforwards.

At June 30, 2000, the Company had net operating loss carryforwards of approximately $3,500,000 available to offset future state and federal taxable income. These carryforwards will expire in 2017 to 2020 for federal tax purposes and at various times for state tax purposes.

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

On August 6, 1998, the Company entered into a joint venture agreement with Carroll Shelby under which the Company was to issue 300,000 shares of restricted common stock in exchange for services related to the future production of a street vehicle that utilizes the OX2 combustion engine. These shares were issued in November 1998. They were valued at $525,000 and expensed as research and development costs. In addition, the Company will issue an additional 250,000 shares upon completion of the vehicle utilizing the OX2 combustion engine. Subsequent to this transaction, Carroll Shelby was appointed to the Board of Directors and became President.

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

In January 2000 the Company issued 25,000 shares of common stock in exchange for services related to the performance testing of the OX2 engine. This transaction was valued at $87,500 and was charged to research and development expense.

NOTE 6.  SUBSEQUENT EVENTS

In August 2000, the Company entered into a subscription agreement with a current shareholder to issue 10 million shares at one dollar per share in a private placement.

Also in August 2000, the Company adopted a stock option plan and reserved 5 million shares for the plan.

Item 8.           Changes in and Disagreements with Accountants

         None

                                    Part III

Item 9.           Directors, Executive Officers, Promoters and Control Persons

         Set forth below are the names and ages of all directors and executive officers of the Company.

Name                                  Age                   Position
----                                  ---                   --------
Carroll Shelby                        76                    President
George Hunt                           70                    Director
Noel Holmes                           51                    Director
Alexandria Phillips                   52                    Director
M. Neil Cummings                      49                    Secretary/Treasurer


         Carroll Shelby - President

         Carroll Shelby has over 50 years of successful experience in the engine industries. He has been inducted into a number of automotive related Halls of Fame. Mr. Shelby has been our president since May 2000.

         Mr. Shelby is a Founder and Director of:

                  Shelby American, Inc
                  Carroll Shelby Licensing, Inc.
                  Shelby Technologies
                  Carroll Shelby Enterprises
                  Carroll Shelby Children's Foundation
                  International Chili Society

         M. Neil Cummings- Secretary/Treasurer

         M. Neil Cummings has been a practicing lawyer in the State of California since 1977, and was a partner for many years in the Los Angeles law firm of Walker, Wright, Tyler & Ward. In July of 1995, Mr. Cummings founded, and is currently the owner and president of, M. Neil Cummings and Associates, a law firm that focuses on the area of business law, with an emphasis on licensing and intellectual property in the context of existing as well as emerging modes of ground transportation. Mr. Cummings has been our secretary and treasurer since 1999.

         George Hunt - Director

         George Hunt has 36 years of experience in the marine industry as an agent and supplier of related equipment, products and services. In 1972, he established Sterling Marine, a Colorado company, gradually building the business to four marine sales and service locations in the United States, and having been recognized by Bayliner for multimillion-dollar sales achievements. Mr. Hunt has been one of our directors since 1997.

         Alexandria Phillips-Director

         Alexandria Phillips brings to AET her years of wide ranging experience and expertise as a tax advisor and financial consultant to Robert E. Petersen and entities controlled by Mr. Petersen. Ms. Phillips resides in Southern California, and has been one of our directors since 1999.

         Noel Holmes - Director

         Mr. Holmes is a native of Australia, but spends a good deal of time in Southern California, while maintaining a diverse international business and accounting practice. Mr. Holmes has been one of our directors since 1999.

         Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our officers and directors, and persons who beneficially own more than ten percent of our common stock, file reports of ownership and changes in ownership with the commission. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our internal review of the reports we believe should have been filed, we believe that none of the Section 16(a) reporting requirements were complied with during the fiscal year ended June 30, 2000.

Item 10. Executive Compensation

         We paid consulting fees to our former President, Murray Bailey who is also a shareholder, in the amount of $79,100 for the fiscal year ended June 30, 2000. In addition, we pay a salary of $5,000 per month to our current president, Carroll Shelby. Our board of directors has approved a stock incentive plan. No awards have been granted under this plan.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information as of June 30, 2000, with respect to all shareholders known by us to be beneficial owners of more than 5% of the outstanding common stock of the Company, all directors, and all directors and executive officers as a group. Except as noted below, each shareholder has sole voting and investment power with respect to shares owned.

Name & Address                        Number Of Common
of Beneficial Owner                   Shares Beneficially Owned     Percent*
-------------------                   -------------------------     --------

Robert/Margaret Petersen                   2,445,534                 10.56%
6420 Wilshire Blvd./20th Floor
Los Angeles, CA.  90048

OX2 Engine (Distribution) Pty. Ltd.        10,963,238                47.35%***
1-2 Greg Chappell Road
Burleigh Heads
Queensland, Australia, 4220

Macro Management Group, Ltd.               1,179,820                  5.1%
Windsor House 2nd Floor
Kummel Highway
Port Vila, Vanuatu

Carroll Shelby                             360,000                    1.55%
c/o Advanced Engine Technologies, Inc.
11150 W. Olympic Blvd. Suite 1020
Los Angeles, CA  90064

George Hunt                                87,000**                   0.38%
906 Holly
Sterling, Colorado 80751

M. Neil Cummings                           1,402                      0.006%
c/o Advanced Engine Technologies, Inc.
11150 W. Olympic Blvd. Suite 1020
Los Angeles, CA  90064

*Based upon 23,150,000 shares outstanding. Does not include 250,000 shares that may be issued to Carroll Shelby in connection with the joint venture agreement.

**These shares are owned by Cecil L. Hunt, wife of George Hunt who disclaims beneficial ownership.

***The ownership of these shares is disputed, and such dispute is the subject of the lawsuit between the Estate of Paul Ebbage and Steven Manthey. The shares are beneficially owned by OX2 Engine (Distribution) Pty. Ltd, but have been deposited with the registry of the court in Los Angeles in the name of Advanced Engine Technologies, Inc., pending the outcome of a lawsuit between the parties.

Item 12. Certain Relationships and Related Transactions

         We have paid research and development costs and rent to a company owned by Carroll Shelby in the amount $124,437 for the year ended June 30, 2000. In addition, we will pay (beginning in May 2000) a monthly salary of $5,000 to Mr. Shelby, who is also a shareholder and director.

         We have paid legal fees and reimbursed expenses, including rent, to a company that is owned by our Secretary/Treasurer, Neil Cummings, in the amount of $187,985 for the fiscal year ended June 30, 2000.

         In May 2000, we paid engine development costs to Steven Manthey, who is a shareholder of OX2, in the amount of $300,000.

         As of June 30, 2000, we have an outstanding receivable of $26,000, from a company owned by Neil Cummings, our Secretary/Treasurer, to reimburse Mr. Cummings' company for the build-out of office space.

         On July 15, 1998, we entered into a joint venture agreement with Carroll Shelby, our president, to develop the OX2 engine for use in a standard application for motor vehicles and to promote the OX2 engine to the automotive industry. The agreement will expire on December 31, 2001. Mr. Shelby received 300,000 Shares for the initial joint venture agreement and will receive an additional 250,000 Shares if the objective of the joint venture agreement is obtained.

Item 13. Exhibits, List and Reports;  Reports on 8-K

          Exhibits

            EXHIBIT NO.     TITLE
            -----------     -----

     (1)            3.1     Certificate of Incorporation of Advanced Engine
                            Technologies, Inc.
     (1)            3.2     Bylaws of Advanced Engine Technologies, Inc.
       *            4.1     Advanced Engine Technologies, Inc. 2000 Stock
                            Incentive Plan
     (1)           10.1     Cancellation of 19,000,000 Share Issuance
                   10.2     Deed of Agreement Concerning the Patents, Licensing
                            and Research and Development in Relation to the OX2
                            Engine, dated as of May 12, 1999
     (1)           10.3     Joint Venture with Carroll Shelby, dated
                            July 15, 1998
       *           10.4     Agreement with Steven Charles Manthey, dated as of
                            May 23, 2000.
       *           10.5     Release Agreement between Steven Charles Manthey,
                            Advanced Engine Technology Pty. Ltd. and Advanced
                            Engine Technologies, Inc., dated as of May 23, 2000

      (*) Filed herewith

      (1) Incorporated herein by reference from the Company's previous filings

               Reports on Form 8K

                        None

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this registration to be signed on its behalf by the undersigned, thereunto duly authorized.

                       ADVANCED ENGINE TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
                                  (Registrant)

By:                           /s/ Carroll Shelby
        ------------------------------------------------------------------------
                             Carroll Shelby, President

Date:                             June 30, 2000
        ------------------------------------------------------------------------


By:                             /s/ Neil Cummings
         -----------------------------------------------------------------------
                       Neil Cummings, Treasurer/Secretary

Date:                            June 30, 2000
        ------------------------------------------------------------------------


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:                              /s/ George Hunt
        ------------------------------------------------------------------------
                              George Hunt, Director

Date:                             June 30, 2000
        ------------------------------------------------------------------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:                             /s/ Noel Holmes
        ------------------------------------------------------------------------
                              Noel Holmes, Director

Date:                             June 30, 2000
        ------------------------------------------------------------------------