Form 10QSB
period 2000-09-30
ADVANCED ENGINE TECHNOLOGIES INC
filed 2000-11-14
CIK 1043225

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10QSB


 x       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---      ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                                    ------------------


--- TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO __________

                         Commission file number 0-25177
                                                -------

                       Advanced Engine Technologies, Inc.
           ------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                  Colorado                                 84-1358194
        ---------------------------------               -------------------
         (State or other jurisdiction of                 (IRS Employer
         Incorporation or organization)                 Identification No.)

          11150 W. Olympic Blvd. Suite 1020 Los Angeles, Ca.    90064
          -----------------------------------------------------------------
           (Address of principal executive offices)           (Zip Code)

                                 (310)-914-1849
                           --------------------------
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
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. September 30, 2000 - 33,150,000 shares of common stock.

Transitional Small Business Disclosure Form        Yes             No    x
                                                       -------        -------

Part I.    Financial Information

Item 1.    Financial Statements

                                              ADVANCED ENGINE TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                                FINANCIAL REPORT
                                                              SEPTEMBER 30, 2000

                       ADVANCED ENGINE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)









                                    CONTENTS

                                                                    Page

ACCOUNTANTS' REPORT                                                   4

FINANCIAL STATEMENTS

         Balance Sheet                                                5

         Statements of Operations                                     6

         Statements of Stockholders' Equity                           7

         Statements of Cash Flows                                     9

         Notes to Financial Statements                               10

NEFF & RICCI LLP
----------------------------
CERTIFIED PUBLIC ACCOUNTANTS
7001 PROSPECT PLACE NE
ALBUQUERQUE, NM  87110




                         Independent Accountants' Report



Advanced Engine Technologies, Inc.
(A Development Stage Company)


We have reviewed the accompanying balance sheet of Advanced Engine Technologies, Inc. (a development stage company) as of September 30, 2000, and the related statements of operations, stockholders equity, and cash flows for the quarters ended September 30, 2000 and 1999 and the period from September 23, 1996 (inception) through September 30, 2000, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Advanced Engine Technologies, Inc.

A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying September 30, 2000 financial statements in order for them to be in conformity with generally accepted accounting principles.



/s/ Neff & Ricci LLP
-----------------------
Albuquerque, New Mexico
November 6, 2000

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
September 30, 2000
See Accountants' Report.

ASSETS
Current Assets
    Cash and cash equivalents                                     $ 10,860,615
    Prepaid expenses                                                     9,706
    Due from related party                                              26,000
                                                                  ------------
           Total current assets                                     10,896,321
                                                                  ------------
Fixed Assets
    Automobile                                                          10,000
    Furniture                                                           12,242
    Computer equipment                                                  44,156
    Manufacturing equipment and tooling                                 67,922
    Less accumulated depreciation                                      (53,994)
                                                                  ------------
           Total fixed assets                                           80,326
                                                                  ------------
Other Assets
    Patent rights, net of accumulated
        amortization of $215,396                                     1,306,323
    Patent, copyrights and designs, net of
        accumulated amortization of $16,042                             27,708
                                                                  ------------
           Total other assets                                        1,334,031
                                                                  ------------
           Total assets                                           $ 12,310,678
                                                                  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Accounts payable                                              $     79,181
                                                                  ------------
Commitments And Contingencies

Stockholders' Equity
    Common stock-50,000,000 shares authorized,
    33,150,000 issued and outstanding; $.001 par value            $     33,150
    Additional paid-in capital                                      16,231,100
    Deficit accumulated during the development stage                (4,032,753)
                                                                  ------------
           Total stockholders' equity                               12,231,497
                                                                  ------------

Total liabilities and stockholders' equity                        $ 12,310,678
                                                                  ============
See Notes to Financial Statements.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Quarters Ended September 30, 2000 and 1999 and the
Period From September 23, 1996 (Inception)
Through September 30, 2000
See Accountants' Report.



                                                                      9/23/96
                                                                    (Inception)
                                                                      Through
                                         2000           1999          9/30/00

Operating expenses                   $    150,314       496,126      1,948,744

Research and development expenses         349,433             -      2,215,809
                                     -----------------------------------------

Loss from operations                     (499,747)     (496,126)   (4,164,553)

Interest income                            13,900         4,216       131,800
                                     -----------------------------------------

Net loss                             $   (485,847)     (491,910)   (4,032,753)
                                     =========================================

Basic net loss per share             $       (.02)         (.02)         (.18)
                                     ========================================

Weighted average number of common
    shares outstanding                 27,960,000    22,625,000    21,884,800
                                     ========================================


See Notes to Financial Statements.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY
Quarters Ended September 30, 2000 and 1999 and the
Period From September 23, 1996 (Inception)
Through September 30, 2000
See Accountants' Report.


                                                                                 (Deficit)
                                                                                Accumulated
                                           Common Stock           Additional     During the
                                   --------------------------      Paid-in      Development
                                    Shares          Amount         Capital         Stage         Total

Issuance of common stock
    to parent corporation for
    license rights                  20,000,000     $   20,000       (18,000)             -          2,000
Issuance of common stock
    for services                       600,000            600         5,400              -          6,000
Issuance of common stock
    for cash                           499,200            499       498,701              -        499,200

Net loss                                     -              -             -       (164,233)      (164,233)
                                   ----------------------------------------------------------------------

Balance, June 30, 1997              21,099,200         21,099       486,101       (164,233)       342,967

Issuance of common stock
    for cash                           500,800            501       500,299              -        500,800

Net loss                                     -              -             -       (309,635)      (309,635)
                                   ----------------------------------------------------------------------

Balance, June 30, 1998              21,600,000         21,600       986,400       (473,868)       534,132

Issuance of stock for assets
    and services                       325,000            325       568,425              -        568,750
Issuance of common stock
    for cash                           400,000            400     1,999,600              -      2,000,000

Net loss                                     -              -             -       (902,381)      (902,381)
                                   ----------------------------------------------------------------------

Balance, June 30, 1999              22,325,000         22,325     3,554,425     (1,376,249)     2,200,501
                                   ----------------------------------------------------------------------


See Notes to Financial Statements.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
Quarters Ended September 30, 2000 and 1999 and the
Period From September 23, 1996 (Inception)
Through September 30, 2000
See Accountants' Report.

                                                                                   (Deficit)
                                                                                  Accumulated
                                              Common Stock         Additional     During the
                                      -------------------------      Paid-in      Development
                                       Shares         Amount         Capital         Stage         Total

Balance forward                        22,325,000    $   22,325     3,554,425      (1,376,249)    2,200,501

Issuance of stock for assets
    and services                          200,000           200       299,800              -        300,000
Issuance of stock
    for cash                              400,000           400     1,999,600              -      2,000,000

Net loss                                        -             -             -       (491,910)      (491,910)
                                      ---------------------------------------------------------------------

Balance, September 30, 1999            22,925,000        22,925     5,853,825     (1,868,159)     4,008,591

Net loss                                        -             -             -       (222,855)      (222,855)
                                      ---------------------------------------------------------------------

Balance, December 31, 1999             22,925,000        22,925     5,853,825     (2,091,014)     3,785,736

Issuance of stock for
    services                               25,000            25        87,475              -         87,500

Net loss                                        -             -             -       (585,340)      (585,340)
                                      ---------------------------------------------------------------------

Balance March 31, 2000                 22,950,000        22,950     5,941,300     (2,676,354)     3,287,896

Net loss                                                                            (870,552)      (870,552)
                                      ---------------------------------------------------------------------

Balance June 30, 2000                  22,950,000        22,950     5,941,300     (3,546,906)     2,417,344

Issuance of stock
    for services                          200,000           200       299,800              -        300,000

Issuance of stock for cash             10,000,000        10,000     9,990,000              -     10,000,000

Net loss                                        -             -             -       (485,847)      (485,847)
                                      ---------------------------------------------------------------------

Balance September 30, 2000             33,150,000    $   33,150    16,231,100     (4,032,753)    12,231,497
                                      =====================================================================


See Notes to Financial Statements.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Quarters Ended September 30, 2000 and 1999 and the
Period From September 23, 1996 (Inception)
Through September 30, 2000
See Accountants' Report.


                                                                               9/23/96
                                                                             (Inception)
                                                                               Through
                                                   2000            1999        9/30/00

Reconciliation of net losses to net
  cash provided by operations:
     Net loss                                  $   (485,847)     (491,910)   (4,032,753)
     Depreciation and amortization                   47,590        49,688       285,433
     Issuance of common stock for
        assets or services                          300,000       300,000     1,264,250
Changes in current assets and liabilities:
     Prepaid expenses                                13,060         4,928        (9,708)
     Accounts payable                               (36,178)       (2,881)       79,182
     Accrued payroll                                 (5,000)            -             -
     Due from related party                               -             -       (26,000)
                                               ----------------------------------------
        Net cash flows used by
            operating activities                   (166,375)     (140,175)   (2,439,596)
                                               ----------------------------------------

Cash flows from investing activities:
     Fixed asset purchases                                -        (5,767)     (134,321)
     Intangible asset purchases                           -       (96,593)   (1,565,468)
                                               ----------------------------------------
        Net cash flows used by
            investing activities                          -      (102,360)   (1,699,789)
                                               ----------------------------------------

Cash flows from financing activities:
     Issuance of common stock                    10,000,000     2,000,000    15,000,000
     Loan proceeds                                        -             -        50,000
     Loan payments                                        -             -       (50,000)
                                               ----------------------------------------
        Net cash flows provided by
            financing activities                 10,000,000     2,000,000    15,000,000
                                               ----------------------------------------

Net increase in cash                              9,833,625     1,757,465    10,860,615

Cash at beginning of period                       1,026,990       561,795             -
                                               ----------------------------------------

Cash at end of period                          $ 10,860,615     2,319,260    10,860,615
                                               ========================================

See Notes to Financial Statements.

ADVANCED ENGINE TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
September 30, 2000
See Accountants' Report.



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

A dispute has arisen related to the shares originally owned by OX2. As a result, two lawsuits were filed which included the Company as a defendant. The suits seek to have the disputed shares surrendered to the Company and the stock records amended to reflect OX2 as the beneficial owner of these shares. In August 2000, the Company accepted the surrender of 10,713,238 shares of its common stock, which it subsequently deposited with the court. As a result, the Company's legal counsel expects the Company to be dismissed from the litigation.

In May of 1999, the Company acquired the worldwide patent rights for the OX2 engine pursuant to a written agreement with OX2, OX2 (Intellectual Property) and Advanced Engine Technology (PTY). The Company has assumed responsibility for worldwide patent maintenance and enforcement.

As of September 30, 2000, the Company's operations consisted of marketing, testing, and developing the OX2 combustion engine for commercial applications, and raising any necessary capital investment. Management does not expect to generate significant sales revenue until fiscal year 2001. Accordingly, planned principal operations have not commenced and the Company is a development stage enterprise.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED)

Cash and Cash Equivalents. Cash and cash equivalents include all cash balances and highly liquid debt instruments with an original maturity of three months or less. The Company's cash is deposited in financial institutions and is insured only up to $100,000 by the Federal Deposit Insurance Corporation. Cash equivalents consist of commercial paper and other securities, along with an irrevocable letter of credit facility in the amount of $10 million.

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

Advertising Costs. The Company expenses advertising costs as incurred. Advertising costs amounted to $1,330 and $48,858 for the quarters ending September 30, 2000 and 1999, respectively and $175,830 from September 23, 1996 (inception) to September 30, 2000.

Loss Per Share. Loss per share is computed on the basis of the weighted average number of common shares outstanding during the year and did not include the effect of common stock equivalents, as their effect would be antidilutive. The numerator for the computation is the net loss and the denominator is the weighted average shares of common stock outstanding.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (CONTINUED)

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


NOTE 3.   RELATED PARTY TRANSACTIONS

The Company paid consulting fees to its former President, who is also a shareholder and director, in the amount of $293,503 from September 23, 1996 (inception) to September 30, 2000 including $3,200 and $19,890 for the quarters ended September 30, 2000 and 1999, respectively.

The Company paid administrative fees and reimbursed expenses to a company that is owned by one of its shareholders in the amount of $111,197 from September 23, 1996 (inception) to September 30, 2000 including $9,627 and $15,406 for the quarters ended September 30, 2000 and 1999, respectively.

The Company has paid research and development costs and rent to a company owned by its current President in the amount of $136,685 from September 23, 1996 (inception) to September 30, 2000, including $12,248 for the quarter ended September 30, 2000. Also, starting in May 2000, monthly salary of $5,000 is paid to the President, who is also a shareholder and director.

The Company has paid or accrued legal fees and reimbursed expenses, including rent, to a company that is owned by its Secretary/Treasurer in the amount of $250,157 from September 23, 1996, (inception) to September 30, 2000, including $62,172 for the quarter ended September 30, 2000.

The Company has paid for services to a company that is a shareholder in the amount of $71,956 from September 23, 1996, (inception) to September 30, 2000.

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

The Company has an outstanding receivable from one of its board members. The receivable at September 30, 2000 is $26,000.


NOTE 4. INCOME TAXES

At September 30, 2000 the Company had deferred tax assets amounting to approximately $1,550,000. The deferred tax assets consist primarily of the tax benefit of net operating loss carryforwards and are fully offset by a valuation allowance of the same amount.

The net change in the valuation allowance for deferred tax assets was an increase of approximately $200,000 and $212,000 for the quarters ending September 30, 2000 and 1999, respectively. The net change is due primarily to the increase in net operating loss carryforwards.

At September 30, 2000, the Company had net operating loss carryforwards of approximately $3,980,000 available to offset future state and federal taxable income. These carryforwards will expire in 2017 to 2019 for federal tax purposes and 2002 to 2004 for state tax purposes.

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

In June 1999, the Company agreed to issue 1,000,000 shares of its common stock to the University of California Riverside Foundation. The stock is to be issued in five annual installments of 200,000 shares each. The first and second installments were issued in July of 1999 and 2000. The donated stock is to provide an endowment for research funds for the College of Engineering-Center for Environmental Research and Technology.

In January 2000, the Company issued 25,000 shares of common stock in exchange for services related to the performance testing of the OX2 engine. This transaction was valued at $87,500 and was charged to expense.

In August 2000, the Company entered into a subscription agreement with a current shareholder to issue 10 million shares at one dollar per share in a private placement. On September 6, 2000, the Company issued the stock under subscription in exchange for an irrevocable letter of credit in the amount of $10,000,000. The Board of Directors may draw on this letter of credit at its discretion.

Also in August 2000, the Company adopted a stock option plan and reserved 5 million shares for the plan. As of September 30, 2000, no stock options had been granted.

Item 2.    Management's Discussion and Analysis or Plan of Operation

Cautionary Statement
--------------------

         You should read the following discussion and analysis in conjunction with the Financial Statements and related Notes thereto contained elsewhere in this Report. The information in this Report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the SEC, including our Annual Report on Securities and Exchange Commission ("SEC") Form 10-KSB for the year ended June 30, 2000.

         The section entitled "Risk Factors" set forth in this Form 10-QSB and similar discussions in our Annual Report on Form 10-KSB for the year ended June 30, 2000 and in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this Report and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment.

         This Report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "except," "plan," "anticipate," "believe," "estimate," "predict,"
"potential" or "continue," the negative of such terms or other comparable terminology. These statements are only predictions. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

Overview
--------

         Advanced Engine Technologies, Inc. ("we", "us" or the "Company") was formed to develop and commercialize the OX2 internal combustion engine. Our focus is on the development and commercial introduction of the OX2 engine and the subsequent licensing of the OX2 engine technology to approved manufacturers.

         Based on its design, we believe our OX2 engine prototype will be fuel efficient, light weight, low-emission, multi-fueled, and smaller and less expensive than conventional internal combustion engines. We also believe that it will not have the complex manufacture/production requirements of conventional internal combustion engines.

         At the present time only a prototype of the OX2 internal combustion engine, plus additional parts which can be used for engine development or for the building of additional prototypes, have been built. The development and testing of the prototype is ongoing. No OX2 engines have been manufactured for production use, and no assurance can be given that the OX2 engine will be successfully developed or manufactured.

Plan of Operations
------------------

         We plan to continue the research and development of our OX2 engine prototype during the 2001 fiscal year. We currently have an agreement with Steven Manthey, the inventor of the OX2 engine, which provides that Mr. Manthey will continue to develop and maintain the OX2 engine prototype. We have an agreement with the University of California, Riverside ("UCR"), which provides that it will continue to conduct research and development on the OX2 engine prototype, in conjunction with us. The research and development at UCR is being conducted under the guidance of Dr. Joseph Norbeck (of the CE-CERT program at the University of California, Riverside) and Dr. Roberta Nichols, one of our consultants. We are also conducting research and development activities in Gardena, California

         Assuming the completion of the necessary research and development required to complete our product, and assuming the tests of our OX2 prototype are successful, we will attempt to introduce the OX2 engine into the market. Such marketing activities include demonstrations to prospective original equipment manufacturers of products using internal combustion engines and the development of additional joint venture partners to assist in marketing the engine.

         In the shorter term, our plans are to develop an engine for stationary generator applications and, in the longer term, we plan to develop an engine for automobile and/or aircraft applications.

         We expect that our cash flow requirements to fund general operations in 2001 will total approximately $750,000 including outside consulting fees and expenditures for equipment. We expect to fund these costs with our cash reserves, which were $10,860,615 as of September 30, 2000. Our cost estimates do not include provisions for any contingencies or unexpected expenses that may arise or any unanticipated increases in costs. As a result, our cash reserves may not be adequate to cover the actual costs of operations in the 2001 fiscal year, in which event we will be required to raise additional capital. Historically, we have obtained cash through private placements of securities.

         Our net loss since inception (September 23, 1996) is $4,032,753.

         Currently, there are no signed contracts that will produce revenue, and we can provide no assurance that management will be successful in negotiating these contracts.

Risk Factors
------------

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

o Our business is dependent on our relationships with other parties. Research, development and testing of our engine is being carried out in conjunction with UCR. Steven Manthey, the inventor of the engine, is also actively participating in the research and development. In addition, we have a joint venture agreement with Carroll Shelby, to further develop and promote our engine. Completion of the research, development and testing is essential to the success of our business. Until such testing, research and development has been completed, we will not have a finished product to introduce to the market. Thus, if we are unable maintain our relationships with UCR, Steven Manthey and Carroll Shelby, our business will be adversely affected.

o We have a history of losses. We have a history of operating losses, and an accumulated deficit, as of September 30, 2000, of $4,032,753. Our ability to generate revenues and profits is subject to the risks and uncertainties encountered by development stage companies.

o Our future revenues and profitability are unpredictable. We currently have no signed contracts that will produce revenue and we do not have an estimate as to when we will be entering into such contracts. Furthermore, we cannot provide assurance that management will be successful in negotiating such contracts.

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

o Our principal stockholders can exercise significant control over us and could limit the ability of our other stockholders to influence the outcome of transactions requiring shareholder vote. As of September 30, 2000, approximately 75.53% of our outstanding common stock is owned by our executive officers, directors and principal stockholders. These stockholders will have the ability to exercise influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions.

Part II. Other Information

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

(c)

         On September 6, 2000, we sold 10 million shares of our common stock to the R.E. & M. Petersen Living Trust DTD 1/17/83. The trust paid for the shares by establishing an irrevocable line of credit for the benefit of the Company in the amount of $10 million, which can be drawn down at any time at the Company's discretion.

         The shares were sold in reliance on the exemptions provided by Section 4(2) of the Securities Act of 1933.

Item 3.  Default upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         On September 6, 2000, we sold 10 million shares of our common stock to the R.E. & M. Petersen Living Trust DTD 1/17/83. See Item 2(c).

Item 6.  Exhibits and Reports on Form 8-K

         a)  Exhibits 10.6: 10 Million Share Subscription Agreement

         b)  Reports on Form 8-K: None

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this registration to be signed on its behalf by the undersigned, thereunto duly authorized.

                               ADVANCED ENGINE TECHNOLOGIES, INC.
-------------------------------------------------------------------------------
                                          (Registrant)

By:                                 /s/ Carroll Shelby
          ---------------------------------------------------------------------
                                Carroll Shelby, President
Date:                               November 10, 2000
          ---------------------------------------------------------------------




By:                                  /s/ Neil Cummings
          ---------------------------------------------------------------------
                              Neil Cummings, Treasurer/Secretary
Date:                                  November 10, 2000
          ---------------------------------------------------------------------