Form 10QSB
period 2000-12-31
ADVANCED ENGINE TECHNOLOGIES INC
filed 2001-03-01
CIK 1043225

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                  FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2000

[_]  Transition report under Section 13 or 15(d) of the Securities Exchange Act

For the transition period from _________ to _________

Commission file number 0-25177

                      Advanced Engine Technologies, Inc.
    -----------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

                Colorado                               84-1358194
    ---------------------------------         -----------------------------
     (State or Other Jurisdiction of                (I.R.S. Employer
     Incorporation or Organization)                Identification No.)

         11150 W. Olympic Boulevard, Suite 1050 Los Angeles, CA 90064
         ------------------------------------------------------------
                   (Address of Principal Executive Offices)

                                (310) 914-1849
               ------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)

        _______________________________________________________________
        (Former Name, Former Address and Former Fiscal Year, if Changed
                              Since Last Report)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes    X         No ______
         --------

                    APPLICABLE ONLY TO ISSUERS INVOLVED IN
                       BANKRUPTCY PROCEEDINGS DURING THE
                             PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

     Yes ________     No ______

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     33,150,000 shares of common stock, $0.001 par value per share, as of December 31, 2000.

     Transitional Small Business Disclosure Format (check one):

     Yes _______     No    X
                        -------

                        Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                              ADVANCED ENGINE TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                            FINANCIAL STATEMENTS

                                                               DECEMBER 31, 2000

                      ADVANCED ENGINE TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                   CONTENTS


                                                        Page

ACCOUNTANTS' REPORT                                       5

FINANCIAL STATEMENTS

       Balance Sheet                                      6

       Statements of Operations                           7

       Statements of Stockholders' Equity                 9

       Statements of Cash Flows                          11

       Notes to Financial Statements                     13

                        Independent Accountants' Report


Advanced Engine Technologies, Inc.
(A Development Stage Company)

We have reviewed the accompanying balance sheet of Advanced Engine Technologies, Inc. (a development stage company) as of December 31, 2000, and the related statements of operations, stockholders equity, and cash flows for the quarter and the six months ended December 31, 2000 and 1999 and the period from September 23, 1996 (inception) through December 31, 2000, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Advanced Engine Technologies, Inc.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying December 31, 2000 financial statements in order for them to be in conformity with generally accepted accounting principles.


Albuquerque, New Mexico
February 9, 2001

                      ADVANCED ENGINE TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                               December 31, 2000
                           See Accountants' Report.

ASSETS
Current Assets
  Cash and cash equivalents                                                  $10,711,827
  Prepaid expenses                                                                 5,192
  Due from related party                                                          21,000
                                                                             -----------
      Total current assets                                                    10,738,019
                                                                             ===========
Fixed Assets
  Automobile                                                                      10,000
  Furniture                                                                       12,242
  Computer equipment                                                              44,156
  Manufacturing equipment and tooling                                             67,922
  Less accumulated depreciation                                                  (61,825)
                                                                             -----------
      Total fixed assets                                                          72,495
                                                                             -----------
Other Assets
  Patent rights, net of accumulated
     amortization of $253,439                                                  1,268,280
  Patent, copyrights and designs, net of
     accumulated amortization of $18,230                                          25,520
                                                                             -----------
      Total other assets                                                       1,293,800
                                                                             -----------
      Total assets                                                           $12,104,314
                                                                             ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                                           $   137,181
                                                                             -----------
Commitments and Contingencies

Stockholders' Equity
  Common stock - 50,000,000 shares authorized,
  33,150,000 issued and outstanding; $.001 par value                              33,150

  Additional paid-in capital                                                  16,231,100

  Deficit accumulated during the development stage                            (4,297,117)
                                                                             -----------
      Total stockholders' equity                                              11,967,133
                                                                             -----------
Total liabilities and stockholders' equity                                   $12,104,314
                                                                             ===========

See Notes to Financial Statements.

                      ADVANCED ENGINE TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF OPERATIONS
              Six Months Ended December 31, 2000 and 1999 and the
                  Period From September 23, 1996 (Inception)
                           Through December 31, 2000
                           See Accountants' Report.


                                                                                      9/23/96
                                                                                    (Inception)
                                                                                      Through
                                                    2000             1999             12/31/00
Operating expenses                              $   394,471          733,456          2,192,901

Research and development expenses                   386,812               --          2,253,188
                                                -----------       ----------
Loss from operations                               (781,283)        (733,456)        (4,446,089)

Interest income                                      31,072           18,691            148,972
                                                -----------       ----------         ----------
Net loss                                        $  (750,211)        (714,765)        (4,297,117)
                                                ===========       ==========         ==========

Basic net loss per share                        $      (.03)            (.03)              (.19)
                                                ===========       ==========         ==========

Weighted average number of common                30,600,000       22,775,000         22,547,459
    shares outstanding                          ===========       ==========         ==========

See Notes to Financial Statements.

                      ADVANCED ENGINE TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                     STATEMENTS OF OPERATIONS (CONTINUED)
                   Quarters Ended December 31, 2000 and 1999


                                                              2000                  1999
Operating expenses                                         $   244,157               237,330

Research and development expenses                               37,379                    --
                                                           -----------            ----------

Loss from operations                                          (281.536)             (237,330)

Interest income                                                 17,172               (14,475)
                                                           -----------            ----------

Net loss                                                   $  (264,364)             (222,855)
                                                           ===========            ==========

Basic net loss per share                                   $      (.01)                 (.01)
                                                           ===========            ==========

Weighted average number of common
    shares outstanding                                      30,600,000            22,925,000
                                                           ===========            ==========

See Notes to Financial Statements.

                      ADVANCED ENGINE TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF STOCKHOLDERS' EQUITY
               Quarters Ended December 31, 2000 and 1999 and the
                  Period From September 23, 1996 (Inception)
                           Through December 31, 2000
                           See Accountants' Report.

                                                                                             (Deficit)
                                                                                            Accumulated
                                               Common Stock               Additional        During the
                                     -------------------------------        Paid-in         Development
                                          Shares            Amount          Capital            Stage            Total
                                          ------            ------         --------           ------            -----
Issuance of common stock to parent        20,000,000         $20,000          (18,000)                -           2,000
 corporation for license rights
Issuance of common stock for services        600,000             600            5,400                 -           6,000
Issuance of common stock for cash            499,200             499          498,701                 -         499,200
Net loss                                           -               -                -          (164,233)       (164,233)
                                     ----------------------------------------------------------------------------------

Balance, June 30, 1997                    21,099,200          21,099          486,101          (164,233)        342,967

Issuance of common stock for cash            500,800             501          500,299                 -         500,800
Net loss                                           -               -                -          (309,635)       (309,635)
                                     ----------------------------------------------------------------------------------

Balance, June 30, 1998                    21,600,000          21,600          986,400          (473,868)        534,132

Issuance of stock for assets and             325,000             325          568,425                 -         568,750
 services
Issuance of common stock for cash            400,000             400        1,999,600                 -       2,000,000
Net loss                                           -               -                -          (902,381)       (902,381)
                                     ----------------------------------------------------------------------------------

Balance, June 30, 1999                    22,325,000          22,325        3,554,425        (1,376,249)      2,200,501
                                     ----------------------------------------------------------------------------------

Issuance of stock for assets and             200,000             200          299,800                 -         300,000
 services
Issuance of stock for cash                   400,000             400        1,999,600                 -       2,000,000
Net loss                                           -               -                -          (491,910)       (491,910)

                                     ----------------------------------------------------------------------------------

Balance, September 30, 1999               22,925,000          22,925        5,853,825        (1,868,159)      4,008,591
                                     ----------------------------------------------------------------------------------

See Notes to Financial Statements.

                       ADVANCED ENGINE TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                 STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
               Quarters Ended December 31, 2000 and 1999 and the
                   Period From September 23, 1996 (Inception)
                           Through December 31, 2000
                            See Accountants' Report.

                                                                                           (Deficit)
                                                                                          Accumulated
                                             Common Stock                Additional       During the
                                   --------------------------------        Paid-in        Development
                                          Shares            Amount         Capital           Stage            Total
                                          ------            ------         -------           -----            -----
Balance forward                         $22,925,000          22,925        5,853,825       (1,868,159)        4,008,591

Net loss                                          -               -                -         (222,855)         (222,855)
                                   ------------------------------------------------------------------------------------
Balance, December 31, 1999               22,925,000          22,925        5,853,825       (2,091,014)        3,785,736

Issuance of stock for services               25,000              25           87,475                -            87,500

Net loss                                          -               -                -         (585,340)         (585,340)
                                   ------------------------------------------------------------------------------------
Balance, March 31, 2000                  22,950,000          22,950        5,941,300       (2,676,354)        3,287,896

Net loss                                                                                     (870,552)         (870,552)
                                   ------------------------------------------------------------------------------------
Balance, June 30, 2000                   22,950,000          22,950        5,941,300       (3,546,906)        2,417,344

Issuance of stock for services              200,000             200          299,800                -           300,000

Issuance of stock for cash               10,000,000          10,000        9,990,000                -        10,000,000

Net loss                                          -               -                -         (485,847)         (485,847)
                                   ------------------------------------------------------------------------------------
Balance, September 30, 2000              33,150,000         $33,150       16,231,100       (4,032,753)       12,231,497

Net loss                                          -               -                -         (264,364)         (264,364)
                                   ------------------------------------------------------------------------------------
Balance, December 31, 2000              $33,150,000          33,150       16,231,100       (4,297,117)      (11,967,133)
                                   ====================================================================================

See Notes to Financial Statements.

                      ADVANCED ENGINE TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF CASH FLOWS
               Quarters Ended December 31, 2000 and 1999 and the
                  Period From September 23, 1996 (Inception)
                           Through December 31, 2000
                           See Accountants' Report.

                                                                                                9/23/96
                                                                                              (Inception)
                                                                                                Through
                                                               2000              1999           12/31/00
Reconciliation of net losses to net
   cash provided by operations:
  Net loss                                                 $  (750,211)        (714,765)        (4,297,117)
  Depreciation and amortization                                 95,650           99,374            333,494
  Issuance of common stock for assets or services              300,000          300,000          1,264,250
Changes in current assets and liabilities:
  Prepaid expenses                                              17,576            8,216             (5,192)
  Accounts payable                                              21,822           (2,881)           137,181
  Accrued payroll                                               (5,000)              --                 --
  Due from related party                                        (5,000)              --            (21,000)
                                                           -----------        ---------        -----------
    Net cash flows used by investing activities               (315,163)        (310,056)        (2,588,384)
                                                           -----------        ---------        -----------

Cash flows from investing activities:
  Fixed asset purchases                                             --           (5,767)          (134,320)
  Intangible asset purchases                                        --          (96,592)        (1,565,469)
                                                           -----------        ---------        -----------
    Net cash flows used by investing activities                     --         (102,359)        (1,699,789)
                                                           -----------        ---------        -----------

Cash flows from financing activities:
  Issuance of common stock                                  10,000,000        2,000,000         15,000,000
  Loan proceeds                                                     --               --             50,000
  Loan payments                                                     --               --            (50,000)
                                                           -----------        ---------        -----------
    Net cash flows provided by financing activities         10,000,000        2,000,000         15,000,000
                                                           -----------        ---------        -----------

Net increase in cash and equivalents                         9,684,837        1,587,585         10,711,827

Cash at beginning of period                                  1,026,990          561,795                 --
                                                           -----------        ---------        -----------

Cash and equivalents at end of period                      $10,711,827        2,149,380         10,711,827
                                                           ===========        =========        ===========

See Notes to Financial Statements.

                      ADVANCED ENGINE TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                     STATEMENTS OF CASH FLOWS (CONTINUED)
                   Quarters Ended December 31, 2000 and 1999


                                                          2000          1999
Reconciliation of net losses to net cash provided by operations:

   Net loss                                          $  (267,506)      (222,855)

   Depreciation and amortization                          48,062         49,687

   Issuance of common stock for
      assets and services                                     --             --

Changes in current assets and liabilities:

   Prepaid insurance                                       7,656          3,288

   Accounts payable                                       58,000             --

   Due from related party                                  5,000             --
                                                     -----------      ---------
        Net cash flows applied to
          operating activities                          (148,788)      (169,880)
                                                     -----------      ---------

Cash flows from investing activities:
   Equipment purchases                                        --             --
                                                     -----------      ---------

Net decrease in cash and equivalents                    (148,788)      (169,880)

Cash and equivalents at beginning of period           10,860,615      2,819,260
                                                     -----------      ---------

Cash at end of period and equivalents                $10,711,827      2,149,380
                                                     ===========      =========


See Notes to Financial Statements.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000
See Accountants' Report.

NOTE 1.  NATURE OF BUSINESS

     Advanced Engine Technologies, Inc. (the "Company") was incorporated under the laws of Colorado and began operations on September 23, 1996. The Company was formed to acquire the rights to manufacture, distribute and market an OX2 Engine (Distribution) Ltd. (OX2) combustion engine throughout the United States, Canada and Mexico. On October 18, 1996 the Company entered into a contract with OX2, a company incorporated in the laws of the Republic of Vanuatu, whereby the Company acquired the rights to manufacture, distribute and market the OX2 combustion engine. Performance under this contract required the Company to forthwith issue 20,000,000 shares of its common stock plus an additional 19,000,000 upon the completion of certain emission tests (see Note 3). In December 1999, both parties agreed to cancel the requirement to issue the additional 19,000,000 shares. As of June 30, 1998, OX2 owned approximately 62 percent of the Company's outstanding shares.

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

     As of December 31, 2000, the Company's operations consisted of marketing, testing and developing the OX2 combustion engine for commercial applications, and raising any necessary capital investment. Management does not expect to generate significant sales revenue during fiscal year 2001. Accordingly, planned principal operations have not commenced and the Company is a development stage enterprise.

     Cash and Cash Equivalents. Cash and cash equivalents include all cash balances and highly liquid debt instruments with an original maturity of three months or less. The Company's cash is deposited in financial institutions and is insured only up to $100,000 by the Federal Deposit Insurance Corporation. Cash equivalents consist of commercial paper and other securities, along with an irrevocable letter of credit facility in the amount of $10,000,000.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000
See Accountants' Report.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     Advertising Costs. The Company expenses advertising costs as incurred. Advertising costs amounted to $5,863 and $18,844 for the quarters ending December 31, 2000 and 1999, and $7,193 and $67,703 for the six months ended December 31, 2000 and 1999, respectively, and $181,693 from September 23, 1996 (inception) to December 31, 2000.

     Loss per Share. Loss per share is computed on the basis of the weighted average number of common shares outstanding during the year and did not include the effect of common stock equivalents, as their effect would be antidilutive. The numerator for the computation is the net loss and the denominator is the weighted average shares of common stock outstanding.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000
See Accountants' Report.

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

NOTE 3.  RELATED PARTY TRANSACTIONS

     The Company paid consulting fees to its former President, who is also a shareholder and former director, in the amount of $293,503 from September 23, 1996 (inception) to December 31, 2000, including $19,885 for the quarter ended December 31, 1999, and $3,200 and $39,775 for the six months ended December 31, 2000 and 1999, respectively.

     The Company paid administrative fees and reimbursed expenses to a company that is owned by one of its shareholders in the amount of $117,693 from September 23, 1996 (inception) to December 31, 2000, including $6,496 and $9,543 for the quarters ended December 31, 2000 and 1999, and $16,123 and $24,949 for the six months ended December, 31, 2000 and 1999, respectively.

     The Company has paid research and development costs and rent to a company owned by its current President in the amount of $165,013 from September 23, 1996 (inception) to December 31, 2000, including $28,328 for the quarter ended December 31, 2000, and $40,576 for the six months ended December 31, 2000.
Also, starting in May 2000, a monthly salary of $5,000 is paid to the President, who is also a shareholder and director.

     The Company has paid or accrued legal fees and reimbursed expenses, including rent, to a company that is owned by its Secretary in the amount of $287,587 from September 23, 1996 (inception) to December 31, 2000, including $37,430 for the quarter ended December 31, 2000, and $96,603 for the six months ended December 31, 2000.

     The Company has paid for services to a company that is a shareholder in the amount of $71,956 from September 23, 1996 (inception) to December 31, 2000.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000
See Accountants' Report.

NOTE 3.  RELATED PARTY TRANSACTIONS (CONTINUED)

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

     Also in October 1996, the Company entered into a contract with OX2 whereby the Company acquired the rights to manufacture, distribute and market the OX2 combustion engine in the United States, Canada and Mexico for the life of the world wide patent. As part of this contract, the Company issued 20,000,000 shares of its common stock and was to issue an additional 19,000,000 upon the completion of emission tests. In December 1998, both parties agreed to rescind and terminate the requirement to issue the additional 19,000,000 shares. The Company was also to pay a royalty of 15 percent of the gross proceeds of its revenue. In May 1999, the Company acquired the worldwide patent and manufacturing rights to the OX2 engine in a four-party agreement between the Company, OX2, OX2 (Intellectual Property) and Advanced Engine Technology (PTY). The Company has assumed responsibility for patent maintenance and enforcement.

     The Company has an outstanding receivable from its Secretary. The receivable at December 31, 2000 is $21,000.

NOTE 4.  INCOME TAXES

     At December 31, 2000 the Company had deferred tax assets amounting to approximately $1,650,000. The deferred tax assets consist primarily of the tax benefit of net operating loss carryforwards and are fully offset by a valuation allowance of the same amount.

     The net change in the valuation allowance for deferred tax assets was an increase of approximately $100,000 and $94,000 for the quarters ending December 31, 2000 and 1999, and $300,000 and $306,000 for the six months ended December 31, 2000 and 1999, respectively. The net change is due primarily to the increase in net operating loss carryforwards.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000
See Accountants' Report.

NOTE 4.  INCOME TAXES (CONTINUED)

     At December 31, 2000, the Company had net operating loss carryforwards of approximately $4,250,000 available to offset future state and federal taxable income. These carryforwards will expire in 2017 to 2019 for federal tax purposes and 2002 to 2004 for state tax purposes.

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

     On August 6, 1998, the Company entered into a joint venture agreement with Carroll Shelby under which the Company was to issue 300,000 shares of restricted common stock in exchange for services related to possible future applications of the engine in a street vehicle that utilizes the OX2 combustion engine. These shares were issued in November 1998. They were valued at $525,000 and expensed as research and development costs. In addition, the Company will issue an additional 250,000 shares upon completion of additional tasks relating to applications in a vehicle utilizing the OX2 combustion engine. Subsequent to this transaction, Carroll Shelby was appointed to the Board of Directors.

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

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000
See Accountants' Report.

NOTE 5.  COMMON STOCK (CONTINUED)

     In January 2000, the Company issued 25,000 shares of common stock in exchange for services related to the performance testing of the OX2 engine. This transaction was valued at $87,500 and was charged to expense.

     In August 2000, the Company entered into a subscription agreement with a current shareholder to issue 10 million shares at one dollar per share in a private placement. On September 6, 2000, the Company issued the stock under subscription in exchange for an irrevocable letter of credit in the amount of $10,000,000. The Board of Directors may draw on this letter of credit at its discretion. No interest is being earned at December 31, 2000.

     Also in August 2000, the Company adopted a stock option plan and reserved 5 million shares for the plan. As of December 31, 2000, no stock options had been granted.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Cautionary Statement
--------------------

     You should read the following discussion and analysis in conjunction with the Financial Statements and related Notes thereto contained elsewhere in this Form 10-QSB ("Report"). The information in this Report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the SEC, including our Annual Report on Securities and Exchange Commission ("SEC") Form 10-KSB for the year ended June 30, 2000.

     The section entitled "Risk Factors" set forth in this Report and similar discussions in our Annual Report on Form 10-KSB for the year ended June 30, 2000 and in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this Report and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment.

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

Overview
--------

     Advanced Engine Technologies, Inc. ("we," "us" or the "Company") was formed to develop and commercialize the OX2 internal combustion engine. Our focus is on the development and commercial introduction of the OX2 engine and the subsequent licensing of the OX2 engine technology to approved manufacturers.

     Based on its design, we believe our OX2 engine prototype will be fuel-efficient, lightweight, low-emission, multi-fueled and smaller and less expensive than conventional internal combustion engines. We also believe that it will not have the complex manufacture/production requirements of conventional internal combustion engines.

     At the present time only a prototype of the OX2 internal combustion engine, plus additional parts that can be used for engine development or for the building of additional prototypes, has been built. The development and testing of the prototype are ongoing. No OX2 engines have been manufactured for production use, and no assurance can be given that the OX2 engine will be successfully developed or manufactured.

Plan of Operation
-----------------

     We plan to continue the research and development of our OX2 engine prototype during the 2001 fiscal year. We currently have an agreement with Steven Manthey, the inventor of the OX2 engine, which provides that Mr. Manthey will continue to develop and maintain the OX2 engine prototype. We have an agreement with the University of California, Riverside ("UCR"), which provides that it will continue to conduct research and development on the OX2 engine prototype, in conjunction with us. The research and development at UCR are being conducted under the guidance of Dr. Joseph Norbeck (of the CE-CERT program at UCR) and Dr. Roberta Nichols, one of our consultants. We are also conducting research and development activities in Gardena, California.

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

     In the shorter term, our plans are to develop an engine for stationary generator applications, and in the longer term, we plan to develop an engine for automobile and/or aircraft applications.

     We expect that our cash flow requirements to fund general operations in 2001 will total approximately $1,500,000, including outside consulting fees and expenditures for equipment. We expect to fund these costs with our cash reserves, which were $10,711,827 as of December 31, 2000. Our cost estimates do not include provisions for any contingencies or unexpected expenses that may arise or any unanticipated increases in costs. As a result, our cash reserves may not be adequate to cover the actual costs of operations in the 2001 fiscal year, in which event we will be required to raise additional capital. Historically, we have obtained cash through private placements of securities.

     Our net loss since inception (September 23, 1996) is $4,297,117.

     Currently, there are no signed contracts that will produce revenue, and we can provide no assurance that management will be successful in negotiating these contracts.

Risk Factors
------------

     You should carefully consider the following risks and the other information in this Report and our other filings with the SEC before you decide to invest in us or to maintain or increase your investment. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties may also adversely impact and impair our business. If any of the following risks actually occur, our business, results of operations or financial condition would likely suffer. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

 .  There can be no assurance that we will be able to successfully develop the
   --------------------------------------------------------------------------
   OX2 engine. No OX2 engines have been developed or manufactured for production
   ----------
   use, and no assurance can be given that the OX2 engine will be successfully developed or manufactured. Testing and development on the engine are still in progress and are being conducted in conjunction with UCR. Until further testing, research and development have been completed; we will not have a finished product for introduction into the market. We do not have an estimated completion date for the testing, research and development. Furthermore, we cannot provide assurance that we will be successful in the ultimate development of the engine for commercial applications.

 .  A market for our OX2 engine may take longer to develop than anticipated or
   --------------------------------------------------------------------------
   may never develop, which would adversely affect revenues and profitability.
   --------------------------------------------------------------------------
   Our OX2 engine represents an innovation in the industry for internal combustion engines. The size of the internal combustion engine industry makes the introduction of changes to industry standards a complex promotional and marketing exercise. We cannot ensure that our targeted customers will purchase our engine. If the market for our engines fails to develop, or develops more slowly that anticipated, we may not be able to meet our expenses and may not achieve profitable results. In addition, we cannot provide assurance that we will be successful with our marketing efforts or the development of our joint ventures.

 .  Our cash reserves may not be adequate to cover our costs of operations.  To
   ----------------------------------------------------------------------
   date, we have covered our operating losses by privately placing securities. We expect to fund our general operations and marketing activities for 2001 with our current cash reserves, which were obtained from the sale of securities. However, our cost estimates do not include provisions for any contingencies, unexpected expenses or increases in costs that may arise.

 .  We may not be able to raise the capital we need.  It is likely that we will
   -----------------------------------------------
   need to raise additional capital at some point in the future. If additional funds are raised through the issuance of equity, our shareholders' ownership will be diluted. There can be no assurance that additional financing will be available on terms favorable to us or at all. If funds are not available or are not available on terms acceptable to us, we may not be able to continue the development of our product, respond to our competitors or continue our business.

 .  Our business depends on the protection of our intellectual property and may
   ---------------------------------------------------------------------------
   suffer if we are unable to adequately protect our intellectual property.
   -----------------------------------------------------------------------
   Currently, we have been granted one U.S. Patent for an Axial Piston Rotary Engine. We have one patent application pending in Australia for an Axial Piston Rotary Engine. We also have patent applications pending in countries throughout the world. We believe that our ability to establish and maintain our position in the market depends on these patents. We cannot provide assurance that our patent will not be invalidated, circumvented or challenged, that the rights granted under the patents will give us competitive advantages or that our patent applications will be granted.

 .  If we are found to infringe on the intellectual property rights of others, we
   -----------------------------------------------------------------------------
   may not be able to continue the development and production of our engine, or
   -----------------------------------------------------------------------------
   we may have to enter into costly license or settlement agreements. Third
   -----------------------------------------------------------------
   parties may allege infringement by us with respect to past, current or future intellectual property rights. Any claim of infringement, regardless of merit, could be costly, time-consuming and require us to develop non-infringing technology or enter into royalty, licensing or settlement agreements. These agreements could be on terms unfavorable or unacceptable to us and could significantly harm the development of our product and, ultimately, our business. In the future, we may also have to enforce our patent and other intellectual property rights through litigation. Any such enforcement could also result in substantial costs and could materially affect our financial condition and our business.

 .  Our business is dependent on our relationships with other parties.  Research,
   -----------------------------------------------------------------
   development and testing of our engine is being carried out in conjunction with UCR. Steven Manthey, the inventor of the engine, is also actively participating in the research and development. In addition, we have a joint venture agreement with Carroll Shelby to further develop and promote our engine. Completion of the research, development and testing is essential to the success of our business. Until such testing, research and development have been completed, we will not have a finished product to introduce to the market. Thus, if we are unable to maintain our relationships with UCR, Steven Manthey and Carroll Shelby, our business will be adversely affected.

 .  We have a history of losses.  We have a history of operating losses and an
   ---------------------------
   accumulated deficit, as of December 31, 2000, of $4,297,117. Our ability to generate revenues and profits is subject to the risks and uncertainties encountered by development stage companies.

 .  Our future revenues and profitability are unpredictable.  We currently have
   -------------------------------------------------------
   no signed contracts that will produce revenue, and we do not have an estimate as to when we will be entering into such contracts. Furthermore, we cannot provide assurance that management will be successful in negotiating such contracts.

 .  Rapid technological changes could adversely affect our business.  The market
   ---------------------------------------------------------------
   for internal combustion engines is characterized by rapidly changing technology, evolving industry standards and changing customer demands. Thus, if we are unable to adapt to rapidly changing technologies and to adapt our product to evolving industry standards, our business will be adversely affected.

 .  Our common stock is not widely traded, which may result in illiquidity and
   --------------------------------------------------------------------------
   increased volatility. Our common stock is not widely traded, and, as a
   --------------------
   result, the prices quoted for our stock may not reflect its fair market value. Because of the low volume of trading in our common stock, our stockholders may find it difficult to sell their shares.

 .  Our principal stockholders can exercise significant control over us and could
   -----------------------------------------------------------------------------
   limit the ability of our other stockholders to influence the outcome of
   -----------------------------------------------------------------------
   transactions requiring a shareholder vote. As of December 31, 2000,
   -----------------------------------------
   approximately 74.884% of our outstanding common stock is owned by our executive officers, directors and principal stockholders. These stockholders will have the ability to exercise influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions.

                          Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities and Use of Proceeds.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     On December 28, 2000, the annual meeting of shareholders was held. Shareholders present in person or by proxy, representing 23,628,427 shares of common stock, voted on the following matters:

     1. The shareholders elected the following four directors of the Company to hold office until the next annual meeting of shareholders or until their successors are elected and qualified:

                                                                   Number of Shares Cast
                                           Number of Shares              for which
                                             Cast in Favor           Authority Withheld
                                             -------------          -------------------
Noel Holmes..........................          12,844,926                10,783,501
Alexandria Phillips..................          12,888,434                10,739,993
Richard C. Ronzi.....................          12,872,751                10,755,676
Carroll Shelby.......................          12,884,576                10,743,851

     2. The shareholders ratified the appointment of Neff & Ricci LLP as the Company's independent auditors for the year ended June 30, 2000, as follows:

      Number of Shares              Number of Shares               Number of Shares
       Cast in Favor                  Cast Against                    Abstaining
       -------------                  ------------                    ----------
         12,897,272                         0                         10,731,155

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         None.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             Advanced Engine Technologies, Inc.
                                             ----------------------------------
                                                       (Registrant)

Date: March 1, 2001                          By: /s/ Carroll Shelby
      --------------                             ---------------------------
                                                 Carroll Shelby, President

Date: March 1, 2001                          By: /s/ M. Neil Cummings
      --------------                             ---------------------------
                                                 M. Neil Cummings, Secretary