Form 10QSB
period 2001-03-31
ADVANCED ENGINE TECHNOLOGIES INC
filed 2001-05-21
CIK 1043225

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001

[_]  Transition report under Section 13 or 15(d) of the Securities Exchange Act

For the transition period from _______ to _______

Commission file number 0-25177

                      Advanced Engine Technologies, Inc.
       -----------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

                        Colorado                      84-1358194
         ---------------------------------        --------------------
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

        Yes  X         No ___
            ---

                    APPLICABLE ONLY TO ISSUERS INVOLVED IN
                       BANKRUPTCY PROCEEDINGS DURING THE
                             PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

         Yes ___           No ___

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     33,150,000 shares of common stock, $0.001 par value per share, as of March 31, 2001.

     Transitional Small Business Disclosure Format (check one):

         Yes             No  x

                         Part I. FINANCIAL INFORMATION

Item 1.   Financial Statements.

                                              ADVANCED ENGINE TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                            FINANCIAL STATEMENTS
                                                         AS OF JUNE 30, 2000 AND
                                                  MARCH 31, 2001 (UNAUDITED) AND
                                             FOR THE THREE AND NINE MONTHS ENDED
                                             MARCH 31, 2001 AND 2000 (UNAUDITED)

                                              ADVANCED ENGINE TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                        CONTENTS
                                    June 30, 2000 and March 31, 2001 (unaudited)

================================================================================

                                                                          Page
FINANCIAL STATEMENTS

     Balance Sheets                                                         5

     Statements of Operations                                               6

     Statements of Cash Flows                                             7 - 8

     Notes to Financial Statements                                        9 - 14

                                              ADVANCED ENGINE TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                  BALANCE SHEETS
                                    June 30, 2000 and March 31, 2001 (unaudited)

--------------------------------------------------------------------------------

                                    ASSETS

                                                                                   March 31,           June 30,
                                                                                      2001               2000
                                                                                ---------------    ----------------
                                                                                 (unaudited)
Current assets
     Cash and cash equivalents                                                  $       455,932    $      1,026,990
     Due from related parties                                                            43,295              22,768
     Prepaid expenses                                                                     5,192              26,000
                                                                                ---------------    ----------------

         Total current assets                                                           504,419           1,075,758

Property and equipment, net                                                              64,156              87,684
Patent rights, net of accumulated amortization of $291,482
     (unaudited) and $177,353                                                         1,230,237           1,344,365
Patent, copyrights, and designs, net of accumulated
     amortization of $20,417 (unaudited) and $13,854                                     23,333              29,896
                                                                                ---------------    ----------------

                      Total assets                                              $     1,822,145    $      2,537,703
                                                                                ===============    ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

     Accounts payable and accrued expenses                                      $       101,943    $        120,359
                                                                                ---------------    ----------------

         Total current liabilities                                                      101,943             120,359
                                                                                ---------------    ----------------

Commitments and contingencies

Stockholders' equity
     Common stock, $0.001 par value
         50,000,000 shares authorized
         33,150,000 (unaudited) and 22,950,000 shares
              issued and outstanding                                                     33,150              22,950
     Subscription receivable                                                        (10,000,000)                  -
     Additional paid-in capital                                                      16,231,100           5,941,300
     Deficit accumulated during the development stage                                (4,544,048)         (3,546,906)
                                                                                ---------------    ----------------
                  Total stockholders' equity                                          1,720,202           2,417,344
                                                                                ---------------    ----------------

                      Total liabilities and stockholders' equity                $     1,822,145    $      2,537,703
                                                                                ===============    ================

The accompanying notes are an integral part of these financial statements.

                                              ADVANCED ENGINE TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF OPERATIONS
     For the Three and Nine Months Ended March 31, 2001 and 2000 (unaudited) and for the Period from September 23, 1996 (Inception) to March 31, 2001 (unaudited)

--------------------------------------------------------------------------------

                                                                                         For the
                                                                                       Period from
                                   For the                          For the            September 23,
                              Three Months Ended               Nine Months Ended            1996
                                   March 31,                       March 31,          (Inception) to
                        ----------------------------    ----------------------------     March 31,
                             2001           2000             2001           2000            2001
                        ------------    ------------    ------------    ------------    ------------
                         (unaudited)     (unaudited)     (unaudited)     (unaudited)     (unaudited)
Expenses

   Operating            $    206,744    $    139,105    $    601,215    $    872,561    $  2,399,646
   Research and
     development              48,523         476,863         435,335         476,863       2,301,711
                        ------------    ------------    ------------    ------------    ------------
       Total expenses        255,267         615,968       1,036,550       1,349,424       4,701,357
                        ------------    ------------    ------------    ------------    ------------

Loss from
   operations               (255,267)       (615,968)     (1,036,550)     (1,349,424)     (4,701,357)

Other income
   Interest income             8,336          30,628          39,407          49,319         157,308
                        ------------    ------------    ------------    ------------    ------------
Net loss                $   (246,931)   $   (585,340)   $   (997,143)   $ (1,300,105)   $ (4,544,049)
                        ============    ============    ============    ============    ============

Basic and diluted
   loss per share       $      (0.01)   $      (0.03)   $      (0.03)   $      (0.06)   $      (0.20)
                        ============    ============    ============    ============    ============

Weighted-average
   shares
   outstanding            33,150,000      22,937,500      30,667,518      22,829,166      23,004,070
                        ============    ============    ============    ============    ============

The accompanying notes are an integral part of these financial statements.

                                             ADVANCED ENGINE TECHNOLOGIES, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                                       STATEMENTS OF CASH FLOWS
    For the Three and Nine Months Ended March 31, 2001 and 2000 (unaudited) and for the Period from September 23, 1996 (Inception) to March 31, 2001 (unaudited)

--------------------------------------------------------------------------------

                                                                                                      For the
                                                                                                    Period from
                                          For the                            For the                September 23,
                                     Three Months Ended                   Nine Months Ended             1996
                                          March 31,                          March 31,             (Inception) to
                             ---------------------------------  ---------------------------------     March 31,
                                   2001              2000             2001              2000            2001
                             ---------------   ---------------  ----------------  ---------------  ----------------
                               (unaudited)       (unaudited)       (unaudited)      (unaudited)       (unaudited)
Cash flows from
operating activities
  Net loss                    $ (246,931)       $ (585,340)      $ (997,143)      $ (1,300,105)     $ (4,544,049)
  Adjustments to
  reconcile net loss to
  net cash used in
  operating activities
    Depreciation and
      amortization                48,569            49,687          144,220            149,061           382,064
    Issuance of
      common stock
      for assets and
      services                         -            87,500          300,000            387,500         1,264,250
    (Increase)
    decrease in
      Due from related
        parties                  (22,295)          (19,664)         (17,295)           (19,664)          (43,295)
      Prepaid expenses                 -            (1,000)          17,576              7,216            (5,192)
    Increase
    (decrease) in
      Accounts
        payable and
        accrued
        expenses                 (35,238)                -          (18,416)            (2,881)          101,943
                              ----------        ----------       ----------         ----------        ----------

Net cash used in
operating activities            (255,895)         (468,817)        (571,058)          (778,873)       (2,844,279)
                              ----------        ----------       ----------         ----------        ----------


The accompanying notes are an integral part of these financial statements.

                                              ADVANCED ENGINE TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF CASH FLOWS

 For the Three and Nine Months Ended March 31, 2001 and 2000 (unaudited) and for the Period from September 23, 1996 (Inception) to March 31, 2001 (unaudited)

--------------------------------------------------------------------------------

                                                                                              For the
                                                                                            Period from
                                   For the                            For the               September 23,
                             Three Months Ended                   Nine Months Ended             1996
                                   March 31,                          March 31,            (Inception) to
                        -----------------------------    -----------------------------        March 31,
                             2001          2000             2001              2000              2001
                        ------------     ------------    -------------    ------------      ------------
                         (unaudited)      (unaudited)      (unaudited)    (unaudited)        (unaudited)
Cash flows from
investing activities
   Purchase of
     intangible asset    $         -    $         -      $           -    $    (96,592)     $ (1,565,469)
   Purchase of property
     and equipment                 -        (12,332)                 -         (18,099)         (134,320)
                        -------------    ------------    -------------    ------------      ------------

Net cash used in
investing activities               -        (12,332)                 -        (114,691)       (1,699,789)
                        -------------    ------------    -------------    ------------      ------------

Cash flows from
financing activities
   Proceeds from
     issuance of
     common stock                  -              -                  -       2,000,000         5,000,000
                        -------------    ------------    -------------    ------------      ------------

Net cash provided by
financing activities               -              -                  -       2,000,000         5,000,000
                        -------------    ------------    -------------    ------------      ------------

Net increase (decrease)
in cash                     (255,895)      (481,149)         (571,058)       1,106,436           455,932

Cash, beginning of
period                       711,827      2,149,380         1,026,990          561,795                 -
                        -------------    ------------    -------------    ------------      ------------

Cash, end of period      $   455,932    $ 1,668,231      $    455,932    $   1,668,231      $    455,932
                        =============    ============    =============    ============      ============

The accompanying notes are an integral part of these financial statements.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
March 31, 2001

NOTE 1 - DESCRIPTION OF BUSINESS

     Advanced Engine Technologies, Inc. (the "Company") was incorporated under the laws of Colorado and began operations on September 23, 1996. The Company was formed to acquire the rights to manufacture, distribute, and market an OX2 combustion engine throughout the United States, Canada, and Mexico. On October 18, 1996, the Company entered into a contract with OX2 Engine (Distribution), a company incorporated in the laws of the Republic of Vanuatu, whereby the Company acquired the rights to manufacture, distribute, and market the OX2 combustion engine. Performance under this contract required the Company to immediately issue 20,000,000 shares of its common stock, plus an additional 19,000,000 shares upon the completion of certain emission tests. In December 1999, both parties agreed to cancel the requirement to issue the additional 19,000,000 shares. As of June 30, 1998, OX2 Engine (Distribution) owned approximately 62% of the Company's outstanding shares.

         In October 1996, the Company issued 600,000 shares of its common stock to one of its founders in exchange for his services in organizing the Company. The transaction was recorded at the estimated fair market value of the services provided ($6,000), as this was more readily determinable than the fair market value of the stock.

         In addition, in October 1996, the Company entered into a contract with OX2 Engine (Distribution), whereby the Company acquired the rights to manufacture, distribute, and market the OX2 combustion engine in the United States, Canada, and Mexico for the life of the worldwide patent. As part of this contract, the Company issued 20,000,000 shares of its common stock to OX2 Engine (Distribution) and was to issue an additional 19,000,000 upon the completion of emission tests. The Company was also to pay a royalty of 15% of the gross proceeds of its revenue. In December 1998, both parties agreed to rescind and terminate the requirement to issue the additional 19,000,000 shares. In May 1999, the Company acquired the worldwide patent and manufacturing rights to the OX2 engine in a four-party agreement between the Company, OX2 Engine (Distribution), OX2 (Intellectual Property), and Advanced Engine Technology PTY Ltd. The Company has assumed responsibility for patent maintenance and enforcement, as well as engine development, manufacturing, marketing and sales activities.

     A dispute arose related to the shares originally owned by OX2 Engine (Distribution). As a result, two lawsuits were filed which included the Company as a defendant. The suits seek to have the disputed shares surrendered to the Company and the stock records amended to reflect OX2 Engine (Distribution) as the beneficial owner of these shares. In August 2000, the Company accepted the surrender of 10,713,238 shares of its common stock, which it subsequently deposited with the court. As a result, the Company's legal counsel expects the Company to be dismissed from the litigation.

     In May 1999, the Company acquired the worldwide patent rights for the OX2 engine pursuant to a written agreement with OX2 Engine (Distribution), OX2 (Intellectual Property), and Advanced Engine Technology PTY Ltd. The Company has assumed responsibility for worldwide patent maintenance and enforcement, as well as engine development, manufacturing, marketing, and sales activities.

     As of March 31, 2001, the Company's operations consisted of marketing, testing, and developing the OX2 combustion engine for commercial applications and raising any necessary capital investments. Management does not expect to generate significant sales revenue during the year ending June 30, 2001. Accordingly, planned principal operations have not commenced, and the Company is a development stage enterprise.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern Issues
--------------------

     In connection with its June 30, 2000 financial statements, the Company received a report from its independent auditors that included an explanatory paragraph which described the Company's uncertainty to continue as a going concern. These consolidated

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
March 31, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

financial statements contemplate the ability to continue as such and do not include any adjustments that might result from this uncertainty.

Interim Unaudited Financial Information
---------------------------------------

         The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company's financial position, the results of operations, and cash flows for the periods presented. The results of operations for the nine months ended March 31, 2001 are not necessarily indicative of results for the entire fiscal year ending June 30, 2001.

         The information with respect to the nine months ended March 31, 2001 and 2000 is unaudited.

Development Stage Enterprise
----------------------------

         The Company is a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is devoting substantially all of its present efforts to establish a new business, and its planned principal operations have not yet commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

Comprehensive Income
--------------------

         The Company utilizes SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in the Company's financial statements since the Company did not have any of the items of comprehensive income in any period presented.

Impairment of Long-Lived Assets
-------------------------------

         The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
March 31, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

may not be recoverable. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company would recognize an impairment loss based on the estimated fair value of the asset.

Stock-Based Compensation
------------------------

     SFAS No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current implicit value accounting method specified in Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock -based compensation issued to employees. The Company has elected to use the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation.

Income Taxes
------------

     The Company uses the asset and liability method of accounting for income taxes. The asset and liability method accounts for deferred income taxes by applying enacted statutory rates in effect for periods in which the difference between the book value and the tax bases of assets and liabilities are scheduled to reverse. The resulting deferred tax asset or liability is adjusted to reflect changes in tax laws or rates. Because the Company has incurred losses from operations, no benefit is realized for the tax effect of the net operating loss carryforward and software development costs capitalized for tax purposes due to the uncertainty of its realization.

Loss per Share
--------------

     Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Because the Company has incurred net losses, basic and diluted loss per share are the same.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
March 31, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Estimates
---------

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3 - STOCKHOLDERS' EQUITY

         The Company offered 1,000,000 shares of its common stock at $1 per share in an offering memorandum pursuant to Rule 504 of Regulation D of the Securities Act of 1933. The Company sold 499,200 shares as of June 30, 1997 and 500,800 during the year ended June 30, 1998. As of June 30, 1997, the Company had stock subscribed in the amount of $74,000 that was recorded as a receivable and subsequently received during the year ended June 30, 1998.

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

         In November 1998, the Company issued 25,000 shares of restricted stock to purchase patents, copyrights, designs, and prototypes to be used with the Company's technology. This transaction was valued at $43,750 and recorded as an intangible asset.

         In April 1999, the Company issued 400,000 shares of common stock for $2,000,000 in a private placement. During the third quarter of 1999, the Company issued an additional 400,000 shares of common stock to the same party for $2,000,000 in a private placement.

         In June 1999, the Company agreed to issue 1,000,000 shares of its common stock to the University of California Riverside Foundation. The stock is to be issued in five annual installments of $200,000 shares each. The first and second installments were

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
March 31, 2001


NOTE 3 - STOCKHOLDERS' EQUITY (Continued)

issued in July 1999 and 2000. The donated stock is to provide an endowment for research funds for the College of Engineering Center for Environmental Research and Technology.

         In January 2000, the Company issued 25,000 shares of common stock in exchange for services related to the performance testing of the OX2 engine. This transaction was valued at $87,500 and was charged to expense.

         In August 2000, the Company entered into a subscription agreement with a current shareholder to issue 10,000,000 shares at $1 per share in a private placement. On September 6, 2000, the Company issued the stock under subscription in exchange for an irrevocable letter of credit in the amount of $10,000,000. The Board of Directors may draw on this letter of credit at its discretion. No interest is being earned at March 31, 2001.

         In addition, in August 2000, the Company adopted a stock option plan and reserved 5,000,000 shares for the plan. As of March 31, 2001, no stock options had been granted.

NOTE 4 - RELATED PARTY TRANSACTIONS

         The Company paid consulting fees to its former President, who is also a stockholder and former director, in the amount of $293,503 (unaudited) for the period from September 23, 1996 (inception) to March 31, 2001, including $29,945 (unaudited) for the three months ended March 31, 2001, and $3,200 (unaudited) and $69,725 (unaudited) for the nine months ended March 31, 2001 and 2000, respectively.

         The Company paid administrative fees and reimbursed expenses to a company that is owned by one of its stockholders in the amount of $117,693 (unaudited) for the period from September 23, 1996 (inception) to March 31, 2001, including $10,871 (unaudited) for the three months ended March 31, 2000, and $16,123 (unaudited) and $35,820 (unaudited) for the nine months ended March 31, 2001 and 2000, respectively.

         The Company has paid research and development costs and rent to a company owned by its current President in the amount of $262,621 (unaudited) for the period from September 23, 1996 (inception) to March 31, 2001, including $97,608 (unaudited) for the three months ended March 31, 2001, and $138,184 (unaudited) for the nine months ended March 31, 2001. In addition, starting in May 2000, a monthly salary of $5,000 is paid to the President, who is also a stockholder and director.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
March 31, 2001


NOTE 4 - RELATED PARTY TRANSACTIONS (Continued)

         The Company has paid or accrued legal fees and reimbursed expenses, including rent, to a company that is owned by its Secretary in the amount of $314,531 (unaudited) for the period from September 23, 1996 (inception) to March 31, 2001, including $26,944 (unaudited) for the three months ended March 31, 2001, and $123,547 (unaudited) for the nine months ended March 31, 2001.

         The Company has paid for services to a company that is a stockholder in the amount of $71,956 (unaudited) for the period from September 23, 1996 (inception) to March 31, 2001.

         In May 2000, the Company paid engine development costs to an individual who is a stockholder of OX2 in the amount of $300,000.

         The Company has an outstanding receivable from its Secretary relating to the cost of building out office space which the Company now uses as its corporate headquarters. The Company determined that it did not require as much office space as it originally belieived it needed, but this determination was not made until after the cost had been incurred. Under these circumstances, the Company's Board agreed with its Secretary that the Company would receive a pro rata reimbursement of such costs. The receivable reflects this reimbursement, and at March 31, 2001 is $21,000.

         The Company has an outstanding receivable from a company owned by its current President. The receivable at March 31, 2001 was $22,295 (unaudited).

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

         We expect that our cash flow requirements to fund general operations in 2001 will total approximately $1,500,000, including outside consulting fees and expenditures for equipment. We expect to fund these costs with our cash or cash equivalent reserves, which were $455,932 as of March 31, 2001. The Company also has available a $10,000,000 Letter of Credit that can be drawn upon at any time at the discretion of the Board of Directors. Our cost estimates do not include provisions for any contingencies or unexpected expenses that may arise or any unanticipated increases in costs. As a result, our cash reserves may not be adequate to cover the actual costs of operations in the 2001 fiscal year, in which event we will be required to raise additional capital. Historically, we have obtained cash through private placements of securities.

         Our net loss since inception (September 23, 1996) is $4,544,049.

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

 .    There can be no assurance that we will be able to successfully develop the
     --------------------------------------------------------------------------
     OX2 engine.  No OX2 engines have been developed or manufactured for
     ----------
     production use, and no assurance can be given that the OX2 engine will be successfully developed or manufactured. Testing and development on the engine are still in progress and are being conducted in conjunction with UCR. Until further testing, research and development have been completed; we will not have a finished product for introduction into the market. We do not have an estimated completion date for the testing, research and development. Furthermore, we cannot provide assurance that we will be successful in the ultimate development of the engine for commercial applications.

 .    A market for our OX2 engine may take longer to develop than anticipated or
     --------------------------------------------------------------------------
     may never develop, which would adversely affect revenues and profitability.
     --------------------------------------------------------------------------
     Our OX2 engine represents an innovation in the industry for internal combustion engines. The size of the internal combustion engine industry makes the introduction of changes to industry standards a complex promotional and marketing exercise. We cannot ensure that our targeted customers will purchase our engine. If the market for our engines fails to develop, or develops more slowly than anticipated, we may not be able to meet our expenses and may not achieve profitable results. In addition, we cannot provide assurance that we will be successful with our marketing efforts or the development of our joint ventures.

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

 .    Our business depends on the protection of our intellectual property and
     -----------------------------------------------------------------------
     may suffer if we are unable to adequately protect our intellectual
     ------------------------------------------------------------------
     property.  Currently, we have been granted one U.S. Patent for an Axial
     --------
     Piston Rotary Engine. We have one patent application pending in Australia for an Axial Piston Rotary Engine. We also have patent applications pending in countries throughout the world. We believe that our ability to establish and maintain our position in the market depends on these patents. We cannot provide assurance that our patent will not be invalidated, circumvented or challenged, that the rights granted under the patents will give us competitive advantages or that our patent applications will be granted.

 .    If we are found to infringe on the intellectual property rights of others,
     -------------------------------------------------------------------------
     we may not be able to continue the development and production of our
     --------------------------------------------------------------------
     engine, or we may have to enter into costly license or settlement
     -----------------------------------------------------------------
     agreements.  Third parties may allege infringement by us with respect to
     ----------
     past, current or future intellectual property rights. Any claim of infringement, regardless of merit, could be costly, time-consuming and require us to develop non-infringing technology or enter into royalty, licensing or settlement agreements. These agreements could be on terms unfavorable or unacceptable to us and could significantly harm the development of our product and, ultimately, our business. In the future, we may also have to enforce our patent and other intellectual property rights through litigation. Any such enforcement could also result in substantial costs and could materially affect our financial condition and our business.

 .    Our business is dependent on our relationships with other parties.
     -----------------------------------------------------------------
     Research, development and testing of our engine is being carried out in conjunction with UCR. Steven Manthey, the inventor of the engine, is also actively participating in the research and development. In addition, we have a joint venture agreement with Carroll Shelby to further develop and promote our engine. Completion of the research, development and testing is essential to the success of our business. Until such testing, research and development have been completed, we will not have a finished product to introduce to the market. Thus, if we are unable to maintain our relationships with UCR, Steven Manthey and Carroll Shelby, our business will be adversely affected.

 .    We have a history of losses. We have a history of operating losses and an
     ---------------------------
     accumulated deficit, as of March 31, 2001, of $4,544,049. Our ability to generate revenues and profits is subject to the risks and uncertainties encountered by development stage companies.

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

 .    Our principal stockholders can exercise significant control over us and
     -----------------------------------------------------------------------
     could limit the ability of our other stockholders to influence the outcome
     --------------------------------------------------------------------------
     of transactions requiring a shareholder vote. As of March 31, 2001,
     --------------------------------------------
     approximately 74.884% of our outstanding common stock is owned by our executive officers, directors and principal stockholders. These stockholders will have the ability to exercise influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions.

                          Part II. OTHER INFORMATION

Item 1.   Legal Proceedings.

          None.

Item 2.   Changes in Securities and Use of Proceeds.

          None.

Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          None.

                                  SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Advanced Engine Technologies, Inc.
                                     ----------------------------------
                                                 (Registrant)


Date:  May 21, 2001                  By: /s/ Carroll Shelby
       ------------                      ------------------------------
                                         Carroll Shelby, President

Date:  May 21, 2001                  By: /s/ M. Neil Cummings
       ------------                      ------------------------------
                                         M. Neil Cummings, Secretary