Form 10KSB/A
period 1999-06-30
ADVANCED ENGINE TECHNOLOGIES INC
filed 2001-10-15
CIK 1043225

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

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


                       ADVANCED ENGINE TECHNOLOGIES, INC.
    -----------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

            Colorado                                         84-1358194
   -------------------------------                        ------------------
   (State or Other Jurisdiction of                        (I.R.S. Employer
    Incorporation or Organization                        Identification No.)

11150 W. Olympic Boulevard, Suite 1050 Los Angeles, California     90064
--------------------------------------------------------------   ---------
       (Address of Principal Executive Offices)                 (Zip Code)

                                 (310) 914-9599

     ----------------------------------------------------------------------
                           (Issuer's Telephone Number)

Securities to be registered under Section 12(b) of the Act:

Title of Each Class                            Name of Each Exchange on Which
to be so Registered                            Each Class is to be Registered
------------------                             ------------------------------
      None                                                   None




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

         The registrant hereby files this Annual Report on Form 10-KSB/A to amend Items 6 and 7 of its Annual Report on Form 10-KSB for the year ended June 30, 1999 to include restated financial statements. No other items in the registrant's Annual Report on Form 10-KSB for the year ended June 30, 1999 are amended.

                                     Part II


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

        The Companies' net loss since inception (September 23, 1996) is $1,454,249. The Companies' net loss for 1999 Fiscal Year is $980,381.

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

Item 7. Financial Statements

                                                                         Page
                                                                         ----
        Independent Auditors' Report..................................     3
        Financial Statement:
           Balance Sheet .............................................     4
           Statements of Operation ...................................     5
           Statements of Stockholders Equity .........................     6
           Statements of Cash Flows ..................................     7
           Notes to Financial Statements .............................     8-12

NEFF & RICCI LLP
----------------------------
CERTIFIED PUBLIC ACCOUNTANTS
7001 PROSPECT PLACE NE
ALBUQUERQUE, NM  87110

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

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Engine Technologies, Inc. as of June 30, 1999 and the results of its operations and its cash flows for the year then ended and from September 23, 1996 (inception) to June 30, 1999, in conformity with accounting principles generally accepted in the United States of America.

The financial statements have been revised for the matter discussed in Note 6.

/s/ Neff & Ricci LLP

Albuquerque, New Mexico
August 19, 1999, except for Note 6 as to which the date is October 12, 2001

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
June 30, 1999


ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                 $     561,796
    Prepaid insurance                                                 8,216
                                                              -------------
           Total current assets                                     570,012
                                                              -------------

FIXED ASSETS
    Furniture                                                         7,523
    Computer equipment                                               43,913
    Manufacturing equipment and tooling                              66,102
    Less accumulated depreciation                                   (19,351)
                                                              -------------
           Total fixed assets                                        98,187

OTHER ASSETS
    Patent rights, net of accumulated
        amortization of $25,181                                   1,496,537
    Patent, copyrights and designs net of
        accumulated amortization of $5,104                           38,646
                                                              -------------
           Total other assets                                     1,535,183
                                                              -------------
           Total assets                                       $   2,203,382
                                                              =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                          $       2,881
                                                              -------------

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY
    Common stock-50,000,000 shares authorized,
    22,325,000 issued and outstanding; $.001 value                   22,325

    Additional paid-in capital                                    3,554,425

    Committed Common Stock under grant agreement                  4,650,000

    Deficit cost under grant agreement                           (4,572,000)

    Deficit accumulated during the development stage             (1,454,249)
                                                              -------------
           Total stockholders' equity                             2,200,501
                                                              -------------
Total liabilities and stockholders' equity                    $   2,203,382
                                                              =============

The Notes to the Financial Statements are an integral part of this statement.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS Years Ended June 30, 1999 and 1998
Period From September 23, 1996 (Inception)
Through June 30, 1999

                                                                   September 23,
                                                                        1996
                                                                     (Inception)
                                                                       Through
                                                                       June 30,
                                             1999           1998        1999

Operating expenses                      $   400,161       333,601      898,445

Research and development expenses           525,000             -      525,000

Stock grant expense                          78,000             -       78,000
                                        --------------------------------------

Income loss from operations              (1,003,161)     (333,601)  (1,501,445)

Interest income                              22,780        23,966       47,196
                                        --------------------------------------

Net loss                                $  (980,381)     (309,635)  (1,454,249)
                                        ======================================

Basic net loss per share                $     (.045)        (.014)        (.07)
                                        ======================================

Weighted average number of common
    shares outstanding                   21,947,500    21,487,200   20,821,685
                                        ======================================


The Notes to the Financial Statements are an integral part of these statements.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
Years Ended June 30, 1999 and 1998
Period From September 23, 1996 (Inception)
Through June 30, 1999


                                                    Committed
                                                     Common                                Deficit
                                                      Stock                  Deferred    Accumulated
                        Common Stock    Additional    Under                    Costs     During the
                     ------------------  Paid-in      Grant    Subscription Under Grant  Development
                       Shares    Amount  Capital    Agreement   Receivable   Agreement      Stage       Total
                     ---------- ------- ----------  ---------- ------------ -----------  -----------  ----------
Balance, September
 23, 1996
 (Inception)                 -- $    -- $       --  $       --    $  --     $        --  $        --  $       --
Common stock
Issued to parent
 corporation for
 license rights      20,000,000  20,000    (18,000)                                                        2,000
Common Stock
 issued for cash        499,200     499    498,701                                                       499,200
Common stock
 issued for services    600,000     600      5,400                                                         6,000
Net loss                                                                                    (164,233)   (164,233)
                     ---------- ------- ----------  ----------    -----     -----------  -----------  ----------
Balance June 30,
 1997                21,099,200  21,099    486,101          --       --              --     (164,233)    342,967
Common Stock
 Issued for cash        500,800     501    500,299                                                       500,800
Net loss                                                                                    (309,635)   (309,635)
                     ---------- ------- ----------  ----------    -----     -----------  -----------  ----------
Balance June 30,
 1998                21,600,000  21,600    986,400          --       --              --     (473,868)    534,132
Common Stock
 committed under
 grant agreement                                     4,650,000               (4,650,000)                      --
Common stock
 issued for cash        325,000     325    568,425                                                       568,750
Common stock
 issued for services    400,000     400 $1,999,600                                                     2,000,000
Research and
 development
 expense
 recognized under
 grant agreement                                                                 78,000                   78,000
Net loss                                                                                    (980,381)   (980,381)
                     ---------- ------- ----------  ----------    -----     -----------  -----------  ----------
Balance June 30,
 1999                22,325,000 $22,325 $3,554,425  $4,650,000       --     $(4,572,000) $(1,454,249) $2,200,501
                     ========== ======= ==========  ==========    =====     ===========  ===========  ==========



The Notes to the Financial Statements are an integral part of these statements.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS Years Ended June 30, 1999 and 1998
Period From September 23, 1996 (Inception)
Through June 30, 1999


                                                                                     September 23,
                                                                                         1996
                                                                                      (Inception)
                                                                                        Through
                                                                                       June 30,
                                                         1999           1998             1999

Reconciliation of net losses to net
   cash applied to operations:
        Net loss                                   $   (980,381)     $ (309,635)     $(1,454,249)
        Stock grant expense                              78,000               -           78,000
        Depreciation and amortization                    47,834           1,802           49,636
        Issuance of common stock for
           assets and services                          568,750               -          576,750
Changes in current assets and liabilities:
    Stock subscriptions receivable                            -          74,000                -
    Prepaid insurance                                    (8,216)              -           (8,216)
    Accounts payable                                    (28,402)         27,228            2,881
                                                   ---------------------------------------------

           Net cash flows applied to
               operating activities                    (322,415)       (206,605)        (755,198)
                                                   ---------------------------------------------

Cash flows from investing activities:

        Equipment purchases                             (95,757)        (21,782)        (117,539)
        Intangible purchases                         (1,565,468)              -       (1,565,468)
                                                   ---------------------------------------------

           Net cash flows applied to
               investing activities                  (1,661,225)        (21,782)      (1,683,007)
                                                   ---------------------------------------------
Cash flows from financing activities:

        Issuance of common stock                      2,000,000         500,800        3,000,000
        Loan proceeds                                         -               -           50,000
        Loan payments                                         -         (50,000)         (50,000)
                                                   ---------------------------------------------

           Net cash flows provided by
               financing activities                   2,000,000         450,800        3,000,000
                                                   ---------------------------------------------

Net increase in cash and equivalents                     16,360         222,413          561,795

Cash and equivalents at beginning of period             545,435         323,022                -
                                                   ---------------------------------------------

Cash and equivalents at end of period              $    561,795      $  545,435      $   561,795
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

NOTE 4.  INCOME TAXES

At June 30, 1999 the Company had deferred tax assets amounting to approximately $539,000. The deferred tax assets consist primarily of the tax benefit of net operating loss carryforwards and are fully offset by a valuation allowance of the same amount.

The net change in the valuation allowance for deferred tax assets was an increase of approximately $359,000 and $70,000 for the year ended June 30, 1999 and 1998, respectively. The net change is due primarily to the increase in net operating loss carryforwards.

At June 30, 1999 the Company had net operating loss carryforwards of approximately $1,348,000 available to offset future state and federal taxable income. These carryforwards will expire in 2017 and 2019 for federal tax purposes and 2002 and 2004 for state tax purposes.

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

In June 1999, the Company agreed to issue 1,000,000 shares of restricted common stock to the University of California Riverside Foundation in five annual installments of 200,000 shares each. The donated stock is to provide an endowment for research funds for the College of Engineering Center for collaborative research on the development of advanced engine technologies. For financial statement presentation purposes, the stock under the grant agreement is treated as committed stock until its issuance. The first and second installments were issued in July 1999 and 2000, respectively.

Expense on the grant is being recognized ratably over a five-year period based upon an estimated fair value at the date of the grant of $4.65 per share. This estimate of its fair value is based upon the tracking price of the stock on the grant date of $7.75 per share, less a 40% discount because the stock was restricted, Company's stock had a very low trading volume at the time of the grant agreement, and the Company was still in a development stage. During the period from September 23, 1996 (inception) to June 30, 1999, the Company recognized total expense on the stock grant of $78,000.

NOTE 6.  RESTATEMENT OF THE JUNE 30, 1999 FINANCIAL STATEMENTS

     The financial statements for the year ended June 30, 1999 have been restated from the originally filed financial statements to reflect greater expense recognition in this year in connection with the June 1999 stock grant agreement with the University of Riverside Foundation. (See Note 5 for a description of the agreement and the accounting related to the agreement.) Specifically, upon re-evaluation of the agreement, current management has concluded that the fair value of the committed common stock on the date of the agreement was $4,650,000, and not $1,500,000 as originally valued. This increase in the fair value of the committed common stock on the date of the grant agreement impacts the expense recognition on the stock grant agreement because the expense which is recognized over a five-year period is based upon the fair value of the committed common stock on the date of the stock grant agreement. As a result of the foregoing, the financial statements for the year ended June 30, 1999 have been restated to reflect an additional expense recognized on the stock grant agreement of $78,000. Additionally, there have been certain presentation changes in the statement of shareholders' equity to reflect committed common stock and deferred costs related to the stock grant agreement.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       ADVANCED ENGINE TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
                                  (Registrant)

By:                           /s/ Carroll Shelby
        ------------------------------------------------------------------------
                     Carroll Shelby, President and Director

Date:                             October 15, 2001
        ------------------------------------------------------------------------


By:                          /s/ Alexandria Phillips
         -----------------------------------------------------------------------
                   Alexandria Phillips, Treasurer and Director

Date:                             October 15, 2001
        ------------------------------------------------------------------------


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:                             /s/ Noel Holmes
        ------------------------------------------------------------------------
                              Noel Holmes, Director

Date:                             October 15, 2001
        ------------------------------------------------------------------------