Form 10QSB/A
period 1999-09-30
ADVANCED ENGINE TECHNOLOGIES INC
filed 2001-10-15
CIK 1043225

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                  FORM 10QSB/A

     x    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
          PERIOD ENDED SEPTEMBER 30, 1999
                       ------------------

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

      11150 W. Olympic Boulevard, Suite 1050, Los Angeles, California 90064
      ---------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (310) 914-9599
                                 --------------
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes   x      No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. September 30, 1999 - 22,725,000 shares of common stock.

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

                       ADVANCED ENGINE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)








                                    CONTENTS

                                                                     Page
ACCOUNTANTS' REPORT                                                    1
FINANCIAL STATEMENTS

               Balance Sheet                                           2
               Statements of Operations                                3
               Statement of Stockholders' Equity                       4
               Statements of Cash Flows                                5
               Notes to Financial Statements                         6-10

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


/s/ Neff & Ricci LLP

Albuquerque,  New Mexico
October 15, 1999, except for Note 6,
as to which the date is October 12, 2001

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
September 30, 1999

ASSETS
CURRENT ASSETS
    Cash and equivalents                                    $  2,319,260
    Prepaid insurance                                              3,288
                                                            ------------
           Total current assets                                2,322,548
                                                            ------------
FIXED ASSETS

    Furniture                                                      7,523
    Computer equipment                                            44,156
    Manufacturing equipment and tooling                           71,626
    Less accumulated depreciation                                (26,393)
                                                            ------------
           Total fixed assets                                     96,912
                                                            ------------
OTHER ASSETS

    Patent rights, net of accumulated
        amortization of $65,638                                1,552,674
    Patent, copyrights and designs net of
        accumulated amortization of $7,292                        36,457
                                                            ------------
           Total other assets                                  1,589,131
                                                            ------------
           Total assets                                     $  4,008,591
                                                            ============
LIABILITIES AND STOCKHOLDERS' EQUITY

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Common stock-50,000,000 shares authorized,
    22,925,000 issued and outstanding; $.001 value          $     22,925
    Additional paid-in capital                                 6,483,825
    Committed common stock under grant agreement               3,720,000
    Deferred costs under grant agreement                      (4,339,500)
    Deficit accumulated during the development stage          (1,878,659)
                                                            ------------
           Total stockholders' equity                          4,008,591
                                                            ------------
Total liabilities and stockholders' equity                  $  4,008,591
                                                            ============

See accompanying notes and accountants' report.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Quarters Ended September 30, 1999 and 1998 and the
Period From September 23, 1996 (Inception)
Through September 30, 1999

                                                                   September 23,
                                                                       1996
                                                                    (Inception)
                                                                      Through
                                                                   September 30,
                                           1999          1998          1999
Operating expenses                      $   196,126      108,279      1,094,571
Research and development expenses                 -            -        525,000
Stock grant expense                         232,500            -        310,500
                                        ---------------------------------------
Loss from operations                       (428,626)    (108,279)    (1,930,071)
Interest income                               4,216        4,960         51,412
                                        ---------------------------------------
Net loss                                $  (424,410)    (103,319)    (1,878,659)
                                        =======================================
Basic net loss per share                $      (.02)       (.005)          (.09)
                                        =======================================
Weighted average number of common
    shares outstanding                   22,525,000   21,600,000     20,795,532
                                        =======================================

See accompanying notes and accountants' report.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
Quarters Ended September 30, 1999 and 1998 and the
Period From September 23, 1996 (Inception)
Through September 30, 1999

                                                                 Committed                                 Deficit
                                                                  Common                   Deferred      Accumulated
                                Common Stock      Additional       Stock                     Costs        During the
                            --------------------  Paid-in      Under Grant  Subscription Under Grant    Development
                              shares     Amount    Capital       Agreement    Receivable    Agreement       Stage          Total
                            ----------  --------  -----------   -----------   ----------  ------------   ------------   -----------
Balance September 23,
 1996 (Inception)                    -  $      -  $         -   $         -   $       -   $          -   $          -   $         -
Common stock issued to
 parent corporation for
 license rights             20,000,000    20,000      (18,000)                                                                2,000
Common stock issued for
 cash                          499,200       499      498,701                                                               499,200
Common stock issued for
 services                      600,000       600        5,400                                                                 6,000
Net loss                                                                                                     (164,233)     (164,233)
                            ----------  --------  -----------   -----------   ----------  ------------   ------------   -----------

Balance, June 30, 1997      21,099,200    21,099      486,101             -           -              -       (164,233)      342,967
Common stock issued for
 cash                          500,800       501      500,299                                                               500,800
Net loss                                                                                                     (309,635)     (309,635)
                            ----------  --------  -----------   -----------   ----------  ------------   ------------   -----------

Balance, June 30, 1998      21,600,000    21,600      986,400             -           -              -       (473,868)      534,132
Common stock committed
 under grant agreement                                            4,650,000                 (4,650,000)                           -
Common stock issued for
 cash                          325,000       325      568,425                                                               568,750


Common stock issued for
 services                      400,000       400    1,999,600                                                             2,000,000
Research and development
 expense recognized under
 grant agreement                                                                                78,000                       78,000
Net loss                                                                                                     (980,381)     (980,381)
                            ----------  --------  -----------   -----------   ----------  ------------   ------------   -----------

Balance, June 30, 1999      22,325,000    22,325    3,554,425     4,650,000           -     (4,572,000)    (1,454,249)    2,200,501
Common stock issued under
 grant agreement               200,000       200      929,800      (930,000)                                                      -
Common stock issued for
 cash                          400,000       400    1,999,600             -                          -              -     2,000,000
Research and development
 expense recognized under
 grant agreement                                                                               232,500                      232,500
Net loss                                                                                                     (424,410)     (424,410)
                            ----------  --------  -----------   -----------   ----------  ------------   ------------   -----------
Balance, September 30, 1999 22,925,000  $ 22,925  $ 6,483,825   $ 3,720,000   $       -   $ (4,339,500)  $ (1,878,659)  $ 4,008,591
                            ==========  ========  ===========   ===========   ==========  ============   ============   ===========

See accompanying notes and accountants' report.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Quarters Ended September 30, 1999 and 1998 and the
Period From September 23, 1996 (Inception)
Through September 30, 1999


                                                                                     September 23,
                                                                                         1996
                                                                                      (Inception)
                                                                                        Through
                                                                                     September 30,
                                                           1999            1998          1999
Reconciliation of net losses to net
  cash provided by operations:
        Net loss                                       $   (424,410)     (103,319)    (1,878,659)
        Stock grant expense                                 232,500             -        310,500
        Depreciation                                         49,688           901         99,324
        Issuance of common stock for
           services and license rights                            -             -        576,750
Changes in current assets and liabilities:
        Prepaid insurance                                     4,928             -         (3,288)
        Accounts payable                                     (2,881)      (31,283)             -
                                                       -----------------------------------------
           Net cash flows applied to
               operating activities                        (140,175)     (133,701)      (895,373)
                                                       -----------------------------------------

Cash flows from investing activities:

        Equipment purchases                                  (5,767)         (829)      (123,306)
        Intangible purchases                                (96,593)            -     (1,662,061)
                                                       -----------------------------------------
           Net cash flows applied to
               investing activities                        (102,360)         (829)    (1,785,367)
                                                       -----------------------------------------

Cash flows from financing activities:

        Issuance of common stock                          2,000,000             -      5,000,000
        Loan proceeds                                             -             -         50,000
        Loan payments                                             -             -        (50,000)
                                                       -----------------------------------------
           Net cash flows provided by
               financing activities                       2,000,000             -      5,000,000
                                                       -----------------------------------------

Net increase (decrease) in cash                           1,757,465      (134,530)     2,319,260

Cash and equivalents at beginning of period                 561,795       545,435              -
                                                       -----------------------------------------

Cash and equivalents at end of period                  $  2,319,260       410,905      2,319,260
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

NOTE 4. INCOME TAXES

At September 30, 1999 the Company had deferred tax assets amounting to approximately $709,000. The deferred tax assets consist primarily of the tax benefit of net operating loss carryforwards and are fully offset by a valuation allowance of the same amount.

The net change in the valuation allowance for deferred tax assets was an increase of approximately $170,000 and $40,000 for the quarter ended September 30, 1999 and 1998, respectively. The net change is due primarily to the increase in net operating loss carryforwards.

At September 30, 1999 the Company had net operating loss carryforwards of approximately $1,772,000 available to offset future state and federal taxable income. These carryforwards will expire in 2017 and 2020 for federal tax purposes and 2002 and 2005 for state tax purposes.

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

Expense on the grant is being recognized ratably over a five-year period based upon an estimated fair value at the date of the grant of $4.65 per share. This estimate of its fair value is based upon the tracking price of the stock on the grant date of $7.75 per share, less a 40% discount because the stock was restricted, Company's stock had a very low trading volume at the time of the grant agreement, and the Company was still in a development stage. During the period from September 23, 1996 (inception) to September 30, 1999, the Company recognized total expense on the stock grant of $310,500, including $232,500 for the three months ended September 30, 1999.

NOTE 6.  RESTATEMENT OF THE SEPTEMBER 30, 1999 FINANCIAL STATEMENTS

The financial statements for the three months ended September 30, 1999 have been restated from the originally filed financial statements to reflect greater expense recognition in those years in connection with the June 1999 stock grant agreement with the University of Riverside Foundation. (See Note 5 for a description of the agreement and the accounting related to the agreement.) Specifically, upon re-evaluation of the agreement, current management has concluded that the fair value of the committed common stock on the date of the agreement was $4,650,000, and not $1,500,000 as originally valued. This increase in the fair value of the committed common stock on the date of the grant agreement impacts the expense recognition on the stock grant agreement because the expense which is recognized over a five-year period is based upon the fair value of the committed common stock on the date of the stock grant agreement. Originally, the financial statements as of September 30, 1999 reflected $300,000 of operating expense associated with this grant. As a result of the foregoing, the financial statements for the three months ended September 30, 1999 have been restated to reflect a stock grant expense of $232,500. Also, the originally filed September 30, 1999 financial statements classified the expense on the stock grant as operating expense; whereas, the restated financial statements present the expense as "stock grant expense." Additionally, there have been certain presentation changes in the statement of shareholders' equity to reflect committed common stock and deferred costs related to the stock grant agreement.

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

                  The Companies' net loss since inception (September 23, 1996) is $1,878,659.

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

                       ADVANCED ENGINE TECHNOLOGIES, INC.
-------------------------------------------------------------------------------
                                  (Registrant)

By:                              /s/ Carroll Shelby
          ---------------------------------------------------------------------
                     Carroll Shelby, President and Director

Date:                              October 15, 2001
          ---------------------------------------------------------------------


By:                           /s/ Alexandria Phillips
          ---------------------------------------------------------------------
                   Alexandria Phillips, Treasurer and Director

Date:                              October 15, 2001
          ---------------------------------------------------------------------