Form 10QSB/A
period 1999-12-31
ADVANCED ENGINE TECHNOLOGIES INC
filed 2001-10-15
CIK 1043225

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X    No_____
                                                              ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. December 31, 1999 - 22,825,000 shares of common stock.

Transitional Small Business Disclosure Form      Yes _____      No  x
                                                                   ---

Part I.   Financial Information

Item 1.   Financial Statements

                                              ADVANCED ENGINE TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                                FINANCIAL REPORT

                                                               DECEMBER 31, 1999

                       ADVANCED ENGINE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)







                                    CONTENTS

                                                                        Page
ACCOUNTANTS' REPORT                                                        1
FINANCIAL STATEMENTS

        Balance Sheet                                                      2
        Statements of Operations                                         3-4
        Statement of Stockholders' Equity                                  5
        Statements of Cash Flows                                         6-7
        Notes to Financial Statements                                   8-12

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

/s/ Neff & Ricci LLP
--------------------
Albuquerque, New Mexico
January 31, 2000, except for Note 6, as to
which the date is October 12, 2001

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
                                                             ============

LIABILITIES AND STOCKHOLDERS' EQUITY

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Common stock-50,000,000 shares authorized,
    22,925,000 issued and outstanding; $.001 value           $     22,925
    Additional paid-in capital                                  6,483,825
    Committed common stock under grant agreement                3,720,000
    Deferred costs under grant agreement                       (4,107,000)
    Deficit accumulated during the development stage           (2,334,014)
                                                             ------------
           Total stockholders' equity                           3,785,736
                                                             ------------
Total liabilities and stockholders' equity                   $  3,785,736
                                                             ============

See accompanying notes and accountants' report.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Six Months Ended December 31, 1999 and 1998 and the
Period From September 23, 1996 (Inception)
Through December 31, 1999

                                                                         9/23/96
                                                                     (Inception)
                                                                         Through
                                            1999           1998       12/31/99
Operating expenses                      $    433,456       210,061    1,331,901
Research and development expenses                  -       525,000      525,000
Stock grant expense                          465,000             -      543,000
                                        ---------------------------------------
Loss from operations                        (898,456)     (735,061)  (2,399,901)
Interest income                               18,691         7,403       65,887
                                        ---------------------------------------
Net loss                                $   (879,765)     (727,658)  (2,334,014)
                                        =======================================

Basic net loss per share                $       (.04)         (.03)        (.11)
                                        =======================================

Weighted average number of common
    shares outstanding                    22,725,000    21,654,167   20,958,844
                                        =======================================

See accompanying notes and accountants' report.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (CONTINUED)
Quarter Ended December 31, 1999 and 1998



                                                        1999            1998
Operating expenses                                 $    237,330         101,782
Research and development expenses                             -         525,000
Stock grant expense                                     232,500               -
                                                   ----------------------------
Loss from operations                                   (469,830)       (626,782)
Interest income                                          14,475           2,443
                                                   ----------------------------
Net loss                                           $   (455,355)       (624,339)
                                                   ============================

Basic net loss per share                           $       (.02)           (.03)
                                                   ============================

Weighted average number of common
    shares outstanding                               22,775,000      21,708,333
                                                   ============================

See accompanying notes and accountants' report.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
Period From September 23, 1996 (Inception)
Through December 31, 1999

                                                                   Committed                                Deficit
                                                                     Common                  Deferred     Accumulated
                                  Common Stock       Additional      Stock                     Costs      During the
                             ----------------------    Paid-in    Under Grant  Subscription Under Grant   Development
                                Shares      Amount     Capital    Agreement    Receivables  Agreements      Stage         Total
                             -----------  ---------  ----------   -----------  ----------   -----------  -----------   -----------
Balance, September
  23, 1996 (inception)                 -  $       -  $        -   $         -  $       -    $         -  $         -   $         -
Common stock
  issued to parent
  corporation for
  license rights              20,000,000     20,000     (18,000)                                                             2,000
Common stock
  issued for cash                499,200        499     498,701                                                            499,200
Common stock
  issued for services            600,000        600       5,400                                                              6,000
Net loss                                                                                                    (164,233)     (164,233)
                             -----------  ---------  ----------   -----------  ---------    -----------  -----------   -----------

Balance, June 30, 1997        21,099,200     21,099     486,101             -          -              -     (164,233)      342,967
Common stock
  issued for cash                500,800        501     500,299                                                            500,800
Net loss                                                                                                    (309,635)     (309,635)
                             -----------  ---------  ----------   -----------  ---------    -----------  -----------   -----------

Balance, June 30, 1998        21,600,000     21,600     986,400             -          -              -     (473,868)      534,132
Common stock
  committed under
  grant agreement                                                   4,650,000                (4,650,000)                         -
Common stock
  issued for cash                325,000        325     568,425                                                            568,750


Common stock
  issued for services            400,000        400  $1,999,600                                                        $ 2,000,000
Research and development
  expense recognized under
  grant agreement                                                                                78,000                     78,000
Net loss                                                                                                    (980,381)     (980,381)
                             -----------  ---------  ----------   -----------  ---------    -----------  -----------   -----------

Balance, June 30, 1999        22,325,000     22,325   3,554,425     4,650,000          -     (4,572,000)  (1,454,249)    2,200,501
Common stock
  issued under grant
  agreement                      200,000        200     929,800      (930,000)                        -            -
Common stock issued
  for cash                       400,000        400   1,999,600                                                          2,000,000
Common stock issued
  for services
Research and development
  expense recognized under
  grant agreement                                                                               465,000                    465,000
Net loss                                                                                                    (879,765)     (879,765)
                             -----------  ---------  ----------   -----------  ---------    -----------  -----------   -----------
Balance, December 31, 1999    22,925,000  $  22,925  $6,483,825   $ 3,720,000  $       -     $(4,107,000) $(2,334,014)  $ 3,785,736
                             ===========  =========  ==========   ===========  =========    ===========  ===========   ===========

See accompanying notes and accountants' report.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Six Months Ended December 31, 1999 and 1998 and the Period From September 23, 1996 (Inception)
Through December 31, 1999



                                                                       9/23/96
                                                                     (Inception)
                                                                       Through
                                               1999         1998      12/31/99
Reconciliation of net losses to net
  cash provided by operations:
        Net loss                            $  (879,765)  (727,658)  (2,334,014)
        Stock grant expense                     465,000          -      543,000
        Depreciation and amortization            99,374      3,068      149,011
        Issuance of common stock for
           assets and services                        -    525,000      576,750
Changes in current assets and liabilities:
        Prepaid expenses                          8,216    (15,000)           -
        Accounts payable                         (2,881)   (31,283)           -
                                            -----------------------------------
           Net cash flows applied to
               operating activities            (310,056)  (245,873)  (1,065,253)
                                            -----------------------------------
Cash flows from investing activities:
        Equipment purchases                      (5,767)   (13,721)    (123,306)
        Intangible purchases                    (96,592)         -   (1,662,061)
                                            -----------------------------------
           Net cash flows applied to
               investing activities            (102,359)   (13,721)  (1,785,367)
                                            -----------------------------------
Cash flows from financing activities:
        Issuance of common stock              2,000,000          -    5,000,000
        Loan proceeds                                 -          -       50,000
        Loan payments                                 -          -      (50,000)
                                            -----------------------------------
           Net cash flows provided by
               financing activities           2,000,000          -    5,000,000
                                            -----------------------------------
Net increase (decrease) in cash               1,587,585   (259,594)   2,149,380
Cash and equivalents at beginning of period     561,795    545,435            -
                                            -----------------------------------
Cash and equivalents at end of period       $ 2,149,380  $ 285,841  $ 2,149,380
                                            ===================================

See accompanying notes and accountants' report.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (CONTINUED)
Quarter Ended December 31, 1999 and 1998



                                                          1999        1998
Reconciliation of net losses to net
  cash provided by operations:
        Net loss                                     $  (455,355)    (624,339)
        Stock grant expense                              232,500            -
        Depreciation and amortization                     49,687        2,167
        Issuance of common stock for
           assets and services                                 -      525,000
Changes in current assets and liabilities:
    Prepaid insurance                                      3,288      (15,000)
                                                     ------------------------
           Net cash flows applied to
               operating activities                     (169,880)    (112,172)
                                                     ------------------------
Cash flows from investing activities:
        Equipment purchases                                    -      (12,892)
                                                     ------------------------
Net decrease in cash                                    (169,880)    (125,064)
Cash at beginning of period                            2,319,260      410,905
                                                     ------------------------
Cash at end of period                                $ 2,149,380   $  285,841
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

NOTE 4.  INCOME TAXES

At December 31, 1999 the Company had deferred tax assets amounting to approximately $891,000. The deferred tax assets consist primarily of the tax benefit of net operating loss carryforwards and are fully offset by a valuation allowance of the same amount.

The net change in the valuation allowance for deferred tax assets was an increase of approximately $182,000 and $240,000 for the quarters ending December 31, 1999 and 1998, respectively. The net change is due primarily to the increase in net operating loss carryforwards.

At December 31, 1999, the Company had net operating loss carryforwards of approximately $2,228,000 available to offset future state and federal taxable income. These carryforwards will expire in 2017 to 2019 for federal tax purposes and 2002 to 2004 for state tax purposes.

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

In June 1999, the Company agreed to issue 1,000,000 shares of restricted common stock to the University of California Riverside Fountain in five annual installments of 200,000 shares each. The donated stock is to provide an endowment for research funds for the College of Engineering Center for collaborative research on the development of advanced engine technologies. For financial statement presentation purposes, the stock under the grant agreement is treated as committed stock until its issuance. The first and second installments were issued in July 1999 and 2000, respectively.

Expense on the grant is being recognized ratably over a five-year period based upon an estimated fair value at the date of the grant of $4.65 per share. This estimate of its fair value is based upon the tracking price of the stock on the grant date of $7.75 per share, less a 40% discount because the stock was restricted, Company's stock had a very low trading volume at the time of the grant agreement, and the Company was still in a development stage. During the period from September 23, 1996 (inception) to December 31, 1999, the Company recognized total expense on the stock grant of $543,000, including $465,000 for the six months ended December 31, 1999 and $232,500 for the three months ended December 31, 1999.

NOTE 6.  RESTATEMENT OF THE DECEMBER 31, 1999 FINANCIAL STATEMENTS

The financial statements for the three and six months ended December 31, 1999 have been restated from the originally filed financial statements to reflect greater expense recognition in those years in connection with the June 1999 stock grant agreement with the University of Riverside Foundation. (See Note 5 for a description of the agreement and the accounting related to the agreement.) Specifically, upon re-evaluation of the agreement, current management has concluded that the fair value of the committed common stock on the date of the agreement was $4,650,000, and not $1,500,000 as originally valued. This increase in the fair value of the committed common stock on the date of the grant agreement impacts the expense recognition on the stock grant agreement because the expense which is recognized over a five-year period is based upon the fair value of the committed common stock on the date of the stock grant agreement. Originally, the financial statements for the six months ended December 31, 1999 reflected $300,000 of operating expenses associated with this grant. As a result of the foregoing, the financial statements for the three and six months ended December 31, 1999 have been restated to reflect a stock grant expense of $232,500 and $465,000, respectively originally filed December 31, 1999 financial statements classified the expense on the stock grant as operating expense; whereas, the restated financial statements present the expense as "stock grant expense." Additionally, there have been certain presentation changes in the statement of shareholders' equity to reflect committed common stock and deferred costs related to the stock grant agreement.

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

         The Companies' net loss since inception (September 23, 1996) is $2,334,014.

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