Form 10QSB/A
period 2000-03-31
ADVANCED ENGINE TECHNOLOGIES INC
filed 2001-10-15
CIK 1043225

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

         11150 W. Olympic Blvd. Suite 1050 Los Angeles, Ca. 90064
         --------------------------------------------------------
     (Address of principal executive offices)           (Zip Code)

                                 (310) 914-9599
                 ----------------------------------------------
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
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. March 31, 2000 - 22,900,000 shares of common stock.

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


                       ADVANCED ENGINE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                FINANCIAL REPORT

                       ADVANCED ENGINE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS

                                                                            Page
                                                                            ----

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


/s/ Neff & Ricci LLP
-----------------------
Albuquerque, New Mexico
April 20, 2000, except
for Note 6, as to which
the date is October 12, 2001

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
                                                                   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Commitments And Contingencies

Stockholders' Equity
    Common stock-50,000,000 shares authorized,
    22,950,000 issued and outstanding; $.001 par value             $    22,950
    Additional paid-in capital                                       6,571,300
    Committed common stock under grant agreement                     3,720,000
    Deferred costs under grant agreement                            (3,874,500)
    Deficit accumulated during the development stage                (3,151,854)
                                                                   -----------
           Total stockholders' equity                                3,287,896
                                                                   -----------
Total liabilities and stockholders' equity                         $ 3,287,896
                                                                   ===========

See Notes to Financial Statements.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Nine Months Ended March 31, 2000 and 1999
and the Period From September 23, 1996
(Inception) Through March 31, 2000
See Accountants' Report.

                                                                       9/23/96
                                                                     (Inception)
                                                                       Through
                                       2000             1999           3/31/00
                                    -------------------------------------------
Operating expenses                  $   572,561         312,122       1,471,006
Research and development expenses       476,863         525,000       1,001,863
Stock grant expense                     697,500               -         775,500
                                    -------------------------------------------
Loss from operations                 (1,746,924)       (837,122)     (3,248,369)
Interest income                          49,319           9,467          96,515
                                    -------------------------------------------
Net loss                            $(1,697,605)       (827,655)     (3,151,854)
                                    ===========================================
Basic net loss per share            $      (.07)           (.04)           (.15)
                                    ===========================================
Weighted average number of common
    shares outstanding               22,791,667      21,744,444      21,100,172
                                    ===========================================

See Notes to Financial Statements.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (CONTINUED)
Quarter Ended March 31, 2000 and 1999
See Accountants' Report.

                                                 2000              1999
                                              ----------------------------
Operating expenses                            $  139,105           102,061
Research and development expenses                476,863                 -
Stock grant expense                              232,500                 -
                                              ----------------------------
Loss from operations                            (848,468)         (102,061)
Interest income                                   30,628             2,064
                                              ----------------------------
Net loss                                      $ (817,840)          (99,997)
                                              ============================
Basic net loss per share                      $     (.04)            (.005)
                                              ============================
Weighted average number of common
    shares outstanding                        22,925,000       21,925,000
                                              ============================

See Notes to Financial Statements.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
Period From September 23, 1996 (Inception)
Through March 31, 2000
See Accountants' Report.


                                                                     Committed                                 Deficit
                                                                       Common                   Deferred     Accumulated
                                   Common Stock       Additional       Stock                      Costs       During the
                               --------------------     Paid-in     Under Grant  Subscription  Under Grant   Development
                               Shares        Amount     Capital      Agreement    Receivable    Agreement       Stage       Total
                              -----------------------------------------------------------------------------------------------------
Balance, September 23, 1996
    (Inception)                         -   $     -  $        -    $        -   $         -  $         -   $         -   $        -
Common stock issued to parent
    corporation for license
    rights                     20,000,000    20,000     (18,000)            -             -            -             -        2,000
Common stock issued for cash      499,200       499     498,701             -             -            -             -      499,200
Common stock issued for
    services                      600,000       600       5,400             -             -            -             -        6,000
Net loss                                -         -           -             -             -            -      (164,233)    (164,233)
                              -----------------------------------------------------------------------------------------------------

Balance, June 30, 1997         21,099,200    21,099     486,101             -             -            -      (164,233)     342,967
Common stock issued for cash      500,800       501     500,299             -             -            -             -      500,800
Net loss                                -         -           -             -             -            -      (309,635)    (309,635)
                              -----------------------------------------------------------------------------------------------------

Balance, June 30, 1998         21,600,000    21,600     986,400             -             -            -      (473,868)     534,132
Common stock committed under
    grant agreement                     -         -           -     4,650,000             -   (4,650,000)            -            -
Common stock issued for cash      325,000       325     568,428             -             -            -             -      568,750
Common stock issued for
    services                      400,000       400   1,999,600             -             -            -             -    2,000,000
Research and development
    expense recognized under
    grant agreement                     -         -           -             -             -       78,000             -       78,000
Net loss                                -         -           -             -             -            -      (980,381)    (980,381)
                              -----------------------------------------------------------------------------------------------------

Balance, June 30, 1999         22,325,000    22,325   3,554,425     4,650,000             -   (4,572,000)   (1,454,249)   2,200,501
Common stock issued under
    grant agreement               200,000       200     929,800      (930,000)            -            -             -            -
Common stock issued for cash      400,000       400   1,999,600             -             -            -             -    2,000,000
Common stock issued for
    services                       25,000        25      87,475             -             -            -             -       87,500
Research and development
    expense recognized under
    grant agreement                     -         -           -             -             -      697,500             -      697,500
Net loss                                -         -           -             -             -            -    (1,697,605)  (1,697,605)
                              -----------------------------------------------------------------------------------------------------
Balance, March 31, 2000        22,950,000   $22,950  $6,571,300    $3,720,000   $         -  $(3,874,500)  $(3,151,854) $ 3,287,896
                              =====================================================================================================

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Nine Months Ended March 31, 2000 and 1999 and the Period From September 23, 1996 (Inception)
Through March 31, 2000
See Accountants' Report.

                                                                                      9/23/96
                                                                                    (Inception)
                                                                                      Through
                                                     2000             1999            3/31/00
                                                 ---------------------------------------------
Reconciliation of net losses to net
   cash provided by operations:
        Net loss                                 $ (1,697,605)      (827,655)       (3,151,854)
        Stock grant expense                           697,500              -           775,500
        Depreciation and amortization                 149,061          7,693           198,698
        Issuance of common stock for
           assets and services                         87,500        525,000           664,250
Changes in current assets and liabilities:
        Prepaid expenses                                7,216        (10,500)           (1,000)
        Accounts payable                               (2,881)       (31,283)                -
        Due from related party                        (19,664)             -           (19,664)
                                                 ---------------------------------------------
           Net cash flows used by
               operating activities                  (778,873)     (336,745)       (1,534,070)
                                                 ---------------------------------------------
Cash flows from investing activities:
        Equipment purchases                           (18,099)       (26,951)         (135,638)
        Intangible asset purchases                    (96,592)             -        (1,662,061)
                                                 ---------------------------------------------
           Net cash flows used by
               investing activities                  (114,691)       (26,951)       (1,797,699)
                                                 ---------------------------------------------
Cash flows from financing activities:
        Issuance of common stock                    2,000,000              -         5,000,000
        Loan proceeds                                       -              -            50,000
        Loan payments                                       -              -           (50,000)
                                                 ---------------------------------------------
           Net cash flows provided by
               financing activities                 2,000,000              -         5,000,000
                                                 ---------------------------------------------
Net increase (decrease) in cash and
   equivalents                                      1,106,436       (363,696)        1,668,231
Cash and equivalents at beginning of
   period                                             561,795        545,435                 -
                                                 ---------------------------------------------
Cash and equivalents at end of period            $  1,668,231      $ 181,739       $ 1,668,231
                                                 =============================================

See Notes to Financial Statements.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (CONTINUED)
Quarter Ended March 31, 2000 and 1999
See Accountants' Report.

                                                        2000          1999
                                                   --------------------------
Reconciliation of net losses to
    net cash provided by operations:
        Net loss                                   $  (817,840)       (99,997)
        Stock grant expense                            232,500              -
        Depreciation and amortization                   49,687          4,625
        Issuance of common stock for
           assets and services                          87,500              -
Changes in current assets and liabilities:
    Prepaid insurance                                   (1,000)         4,500
    Due from related party                             (19,664)             -
                                                   --------------------------
           Net cash flows applied to
               operating activities                   (468,817)       (90,872)
                                                   --------------------------
Cash flows from investing activities:
        Equipment purchases                            (12,332)       (13,230)
                                                   --------------------------
Net decrease in cash                                  (481,149)      (104,102)
Cash at beginning of period                          2,149,380        285,841
                                                   --------------------------
Cash at end of period                              $ 1,668,231        181,739
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

ADVANCED ENGINE TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
March 31, 2000
See Accountants' Report.

NOTE 4. INCOME TAXES

At March 31, 2000 the Company had deferred tax assets amounting to approximately $1,218,000. The deferred tax assets consist primarily of the tax benefit of net operating loss carryforwards and are fully offset by a valuation allowance of the same amount.

The net change in the valuation allowance for deferred tax assets was an increase of approximately $352,000 and $30,000 for the quarters ending March 31, 2000 and 1999, respectively. The net change is due primarily to the increase in net operating loss carryforwards.

At March 31, 2000, the Company had net operating loss carryforwards of approximately $3,045,000 available to offset future state and federal taxable income. These carryforwards will expire in 2017 to 2019 for federal tax purposes and 2002 to 2004 for state tax purposes.

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

Expense on the grant is being recognized ratably over a five-year period based upon an estimated fair value at the date of the grant of $4.65 per share. This estimate of its fair value is based upon the tracking price of the stock on the grant date of $7.75 per share, less a 40% discount because the stock was restricted, Company's stock had a very low trading volume at the time of the grant agreement, and the Company was still in a development stage. During the period from September 23, 1996 (inception) to March 31, 2000, the Company recognized total expense on the stock grant of $775,500, including $697,500 for the nine months ended March 31, 2000 and $232,500 for the three months ended March 31, 2000.

In January 2000 the Company issued 25,000 shares of common stock in exchange for services related to the performance testing of the OX2 engine. This transaction was valued at $87,500 and was charged to expense.

NOTE 6. RESTATEMENT OF THE MARCH 31, 2000 FINANCIAL STATEMENTS

The financial statements for the three and nine months ended March 31, 2000 have been restated from the originally filed financial statements to reflect greater expense recognition in those years in connection with the June 1999 stock grant agreement with the University of Riverside Foundation. (See Note 5 for a description of the agreement and the accounting related to the agreement.) Specifically, upon re-evaluation of the agreement, current management has concluded that the fair value of the committed common stock on the date of the agreement was $4,650,000, and not $1,500,000 as originally valued. This increase in the fair value of the committed common stock on the date of the grant agreement impacts the expense recognition on the stock grant agreement because the expense which is recognized over a five-year period is based upon the fair value of the committed common stock on the date of the stock grant agreement. Originally, the financial statements for the nine months ended March 31, 2000 reflected $300,000 of operating expense associated with this grant. As a result of the foregoing, the financial statements for the three and nine months ended March 31, 2000 have been restated to reflect a stock grant expense of $232,500 and $697,500, respectively. Also, the originally filed March 31, 2000 financial statements classified the expense on the stock grant as operating expense; whereas, the restated financial statements present the expense as "stock grant expense." Additionally, there have been certain presentation changes in the statement of shareholders' equity to reflect committed common stock and deferred costs related to the stock grant agreement.

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

      The Company's cash flow requirements to fund these activities and the general operations of the Company total approximately $1,000,000 and include approximately $200,000 for consulting and $300,000 for equipment among other costs. The Company expects to fund these costs with its current cash reserves of approximately $1,670,000, which came from private placements. The Company's cost estimates do not include provisions for any contingencies or unexpected expenses that may arise or any unanticipated increases in costs. As a result, the Company's cash reserves may not be adequate to cover the actual costs of operations in the 2000 fiscal year.

      The Companies' net loss since inception (September 23, 1996) is $3,151,854.

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

                       ADVANCED ENGINE TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
                                  (Registrant)

By:                            /s/ Carroll Shelby
         -----------------------------------------------------------------------
                       Carroll Shelby, President and Director

Date:                           October 15, 2001
         -----------------------------------------------------------------------


By:                         /s/ Alexandria Phillips
         -----------------------------------------------------------------------
                   Alexandria Phillips, Treasurer and Director

Date:                           October 15, 2001
         -----------------------------------------------------------------------