Form 10KSB/A
period 2000-06-30
ADVANCED ENGINE TECHNOLOGIES INC
filed 2001-10-15
CIK 1043225

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                  FORM 10-KSB/A

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

             11150 W. Olympic Blvd. Suite 1050 Los Angeles Ca. 90064
   --------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (310) 914-9599
-------------------------------------------------------------------------------
                           (Issuer's Telephone Number)
-------------------------------------------------------------------------------
          Securities to be registered under Section 12(b) of the Act:

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

Yes   X   No ________
    -----

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

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 22,950,000 common shares as of June 30, 2000

         Transitional Small Business Disclosure Format (check one):

Yes   X   No ________
    -----

The registrant hereby files this Annual Report on Form 10-KSB/A to amend Items 1, 6 and 7 of its Annual Report on Form 10-KSB for the year ended June 30, 2000 to include restated financial statements. No other items in the registrant's Annual Report on Form 10-KSB for the year ended June 30, 2000 are amended.

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

         We have spent $1,041,376 for the fiscal year ended June 30, 2000 and $525, 000 for the fiscal year ended June 30, 1999, on research and development for the OX2 engine. On July 15, 1998, we entered into a joint venture agreement with Carroll Shelby, our president, to further develop the OX2 engine for use in a standard application for motor vehicles and promote the OX2 engine to the automotive industry.

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

         We expect the OX2 engine, once completed, will have several advantages over a four stroke conventional engine. Some of these advantages are expected to include:

         . The OX2 engine prototype has only six major components, which should result in lower set-up and production and manufacturing costs than a typical conventional engine.

         . We believe the OX2 engine prototype to have greater effective engine capacity than a typical conventional engine.

         . The OX2 engine prototype does not use a conventional crankshaft, which we believe will result in a leverage advantage over a typical conventional engine.

         . The OX2 engine prototype design should enable the timing to be adjusted, which will produce a more effective burn on the combustible fuel being used.

         . The OX2 engine prototype's piston speed should remain constant throughout the entire power stroke, thus allowing exhaust gases to be more efficiently expelled than a typical conventional engine.

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

 .    We have a history of losses. We have a history of operating losses, and an accumulated deficit, as of June 30, 2000, of $4,254,906. Our ability to generate revenues and profits is subject to the risks and uncertainties encountered by development stage companies.

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

                                     Part II

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

         Our net loss since inception (September 23, 1996) is $4,254,906. Our net loss for the 2000 Fiscal Year is $2,800,657.

         Currently, there are no signed contracts that will produce revenue, and we can provide no assurance that management will be successful in negotiating these contracts.

Item 7. Financial Statements

                       ADVANCED ENGINE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)





                                    CONTENTS

                                                                       Page

INDEPENDENT AUDITORS' REPORT                                            10
FINANCIAL STATEMENTS

               Balance Sheet                                            11
               Statements of Operations                                 12
               Statements of Stockholders' Equity                       13
               Statements of Cash Flows                                 14
               Notes to Financial Statements                            15

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

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also include assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Engine Technologies, Inc. as of June 30, 2000 and the results of its operations and its cash flows for the years ended June 30, 2000 and 1999, and for the period from September 23, 1996, (inception) to June 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

The financial statements have been revised for the matter discussed in Note 7.


/s/ Neff & Ricci, LLP
-----------------------
Albuquerque, New Mexico
September 20, 2000, except for Note 7, as to
which the date is October 12, 2001

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
June 30, 2000

ASSETS

Current Assets

    Cash and cash equivalents                                   $  1,026,990
    Prepaid expenses                                                  22,768
    Due from related party                                            26,000
                                                                ------------
           Total current assets                                    1,075,758
                                                                ------------
Fixed Assets

    Automobile                                                        10,000
    Furniture                                                         12,242
    Computer equipment                                                44,156
    Manufacturing equipment and tooling                               67,922
    Less accumulated depreciation                                    (46,636)
                                                                ------------
           Total fixed assets                                         87,684
                                                                ------------
Other Assets

    Patent rights, net of accumulated
        amortization of $177,353                                   1,344,365
    Patent, copyrights and designs, net of
        accumulated amortization of $13,854                           29,896
                                                                ------------
           Total other assets                                      1,374,261
                                                                ------------
           Total assets                                         $  2,537,703
                                                                ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

    Accounts payable                                            $    115,359
    Accrued payroll                                                    5,000
                                                                ------------
           Total current liabilities                                 120,359
                                                                ------------
Commitments and Contingencies

Stockholders' Equity

    Common stock-50,000,000 shares authorized,
        22,950,000 issued and outstanding; $.001 par value            22,950
    Additional paid-in capital                                     6,571,300
    Committed Common Stock under grant                             3,720,000
    Deferred Cost under grant agreement                           (3,642,000
    Deficit accumulated during the development stage              (4,254,906)
                                                                ------------
           Total stockholders' equity                              2,417,344
                                                                ------------
Total liabilities and stockholders' equity                      $  2,537,703
                                                                ============
See Notes to Financial Statements.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Years Ended June 30, 2000 and 1999 and the
Period From September 23, 1996 (Inception)
Through June 30, 2000

                                                                      9/23/96
                                                                    (Inception)
                                                                      Through
                                          2000           1999         6/30/00

Operating expenses                   $     599,985       400,161     1,498,430
Research and development expenses        1,341,376       525,000     1,866,376
Stock grant expense                        930,000        78,000     1,008,000
                                     -----------------------------------------
Loss from operations                    (2,871,361)   (1,003,161)   (4,372,806)
Interest income                             70,704        22,780       117,900
                                     -----------------------------------------
Net loss                             $  (2,800,657)     (980,381)   (4,254,906)
                                     =========================================
Basic net loss per share             $        (.12)         (.04)         (.20)
                                     =========================================
Weighted average number of common
    shares outstanding                  22,837,431    21,947,500    21,222,526
                                     =========================================

See Notes to Financial Statements.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended June 30, 2000 and 1999
Period From September 23,
1996 (Inception) Through June 30, 2000

                                                                     Committed                 (Deficit)
                                                                      Common      Deferred    Accumulated
                             Common Stock           Additional         Stock        Costs      During the
                         ----------------------      Paid-in        Under Grant  Under Grant  Development
                          Shares       Amount        Capital          Agreement   Agreement      Stage       Total
                         ---------   ----------    ------------     -----------  -----------  -----------  ----------
Balance, September
 23, 1996 (Inception)           -   $          _   $        -     $          -  $         -   $        -   $        -
Common stock
 issued to parent
 corporation for
 license rights        20,000,000         20,000        (18,000)                                                2,000
Common stock
 issued for cash          499,200            499        498,701                                               499,200
Common stock
 issued for services      600,000            600          5,400                                                 6,000
Net loss                                                                                        (164,233)    (164,233)
                      -----------   ------------   ------------   ------------  -----------   -----------  ----------

Balance, June 30,
 1997                  21,099,200         21,099        486,101              -            -     (164,233)     342,967
Common stock
 issued for cash          500,800            501        500,299                                               500,800
Net loss                                                                                        (309,635)    (309,635)
                      -----------   ------------   ------------   ------------  -----------   -----------  ----------

Balance, June 30,
 1998                  21,600,000         21,600        986,400              -            -     (473,868)     534,132
Common stock
 committed under
 grant agreement                                                     4,650,000   (4,650,000)
Common stock
 issued for cash          325,000            325        568,425                                               568,750



Common stock
 issued for services      400,000   $        400   $  1,999,600   $             $             $            $2,000,000
Research and
 development
 expense
 recognized under
 grant agreement                                                                     78,000                    78,000
Net loss                                                                                        (980,381)    (980,381)
                      -----------   ------------   ------------   ------------  -----------   ----------   ----------

Balance, June 30,
 1999                  22,325,000         22,325      3,554,425      4,650,000   (4,572,000)  (1,454,249)   2,200,501
Common stock
 issued under grant
 agreement                200,000            200        929,800       (930,000)                                     -
Common stock
 issued for cash          400,000            400      1,999,600                                            2,000,000
Common stock
 issued for services       25,000             25         87,475                                                87,500
Research and
 development
 expense
 recognized under
 grant agreement                                                                    930,000                   930,000
Net Loss                                                                                      (2,800,657)  (2,800,657)
                      -----------   ------------   ------------   ------------  -----------  -----------   ----------
Balance, June 30,
 2000                  22,950,000   $     22,950   $  6,571,300   $  3,720,000  $(3,642,000) $(4,254,906)  $2,417,344
                      ===========   ============   ============   ============  ===========  ===========   ==========

See Notes to Financial Statements.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Years Ended June 30, 2000 and 1999
and the Period From September 23, 1996 (Inception)
Through June 30, 2000

                                                                                 9/23/96
                                                                               (Inception)
                                                                                 Through

                                                  2000             1999          6/30/00
Reconciliation of net losses to net
   cash provided by operations:

        Net loss                               $(2,800,657)   $  (980,381)    $(4,254,906)
        Depreciation and amortization              188,207         47,834         237,843
        Stock grant expense                        930,000         78,000       1,008,000
        Issuance of common stock for
           assets and services                      87,500        568,750         664,250
Changes in current assets and liabilities:
        Prepaid expenses                           (14,552)        (8,216)        (22,768)
        Due from related party                     (26,000)             -         (26,000)
        Accounts payable                           112,479        (28,402)        115,360
        Accrued payroll                              5,000              -           5,000
                                               ------------------------------------------
           Net cash flows used by
               operating activities             (1,518,023)      (322,415)     (2,273,221)
                                               ------------------------------------------

Cash flows from investing activities:

        Fixed asset purchases                      (16,782)       (95,757)       (134,321)
        Intangible asset purchases                       -     (1,565,468)     (1,565,468)
                                               ------------------------------------------
           Net cash flows used by
               investing activities                (16,782)    (1,661,225)     (1,699,789)
                                               ------------------------------------------

Cash flows from financing activities:

        Issuance of common stock                 2,000,000      2,000,000       5,000,000
        Loan proceeds                                    -              -          50,000
        Loan payments                                    -              -         (50,000)
                                               ------------------------------------------
           Net cash flows provided by
               financing activities              2,000,000      2,000,000       5,000,000
                                               ------------------------------------------

Net increase in cash                               465,195         16,360       1,026,990

Cash at beginning of period                        561,795        545,435               -
                                               ------------------------------------------

Cash at end of period                          $ 1,026,990    $   561,795     $ 1,026,990
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

NOTE 4.  INCOME TAXES

At June 30, 2000 the Company had deferred tax assets amounting to approximately $1,633,000. The deferred tax assets consist primarily of the tax benefit of net operating loss carryforwards and are fully offset by a valuation allowance of the same amount.

The net change in the valuation allowance for deferred tax assets was an increase of approximately $1,125,000 and $359,000 for the year ended June 30, 2000 and 1999, respectively. The net change is due primarily to the increase in net operating loss carryforwards.

At June 30, 2000, the Company had net operating loss carryforwards of approximately $3,783,000 available to offset future state and federal taxable income. These carryforwards will expire in 2017 to 2020 for federal tax purposes and at various times for state tax purposes.

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

Expense on the grant is being recognized ratably over a five-year period based upon an estimated fair value at the date of the grant of $4.65 per share. This estimate of its fair value is based upon the tracking price of the stock on the grant date of $7.75 per share, less a 40% discount because the stock was restricted, Company's stock had a very low trading volume at the time of the grant agreement, and the Company was still in a development stage. During the period from September 23, 1996 (inception) to June 30, 2000, the Company recognized total expense on the stock grant of $1,008,000, including $930,000 for the year ended June 30, 2000 and $78,000 for the year ended June 30, 1999.

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


NOTE 7.  RESTATEMENT OF THE JUNE 30, 2000 FINANCIAL STATEMENTS

The financial statements for the year ended June 30, 2000 have been restated from the originally filed financial statements to reflect greater expense recognition in those years in connection with the June 1999 stock grant agreement with the University of Riverside Foundation. (See Note 5 for a description of the agreement and the accounting related to the agreement.) Specifically, upon re-evaluation of the agreement, current management has concluded that the fair value of the committed common stock on the date of the agreement was $4,650,000, and not $1,500,000 as originally valued. This increase in the fair value of the committed common stock on the date of the grant agreement impacts the expense recognition on the stock grant agreement because the expense which is recognized over a five-year period is based upon the fair value of the committed common stock on the date of the stock grant agreement. As a result of the foregoing, the financial statements for the year ended June 30, 2000 have been restated to reflect an additional expense recognized on the stock grant agreement of $630,000. Also, the originally filed June 30, 2000 financial statements classified the expense on the stock grant as operating expense; whereas, the restated financial statements present the expense as "stock grant expense." Additionally, there have been certain presentation changes in the statement of shareholders' equity to reflect committed common stock and deferred costs related to the stock grant agreement.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                  ADVANCED ENGINE TECHNOLOGIES, INC.
-----------------------------------------------------------------
                          (Registrant)

By:                     /s/ Carroll Shelby
      -----------------------------------------------------------
                Carroll Shelby, President and Director

                        October 15, 2001
      -----------------------------------------------------------

By:                   /s/ Alexandria Phillips
      -----------------------------------------------------------
               Alexandria Phillips, Treasurer and Director

Date:                   October 15, 2001
      -----------------------------------------------------------


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:                     /s/ Richard C. Ronzi
      -----------------------------------------------------------
                    Richard C. Ronzi, Director

Date:                   October 15, 2001
      -----------------------------------------------------------


By:                     /s/ Noel Holmes
      -----------------------------------------------------------
                      Noel Holmes, Director

Date:                   October 15, 2001
      -----------------------------------------------------------