Form 10QSB/A
period 2000-09-30
ADVANCED ENGINE TECHNOLOGIES INC
filed 2001-10-15
CIK 1043225

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10QSB/A

 x   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
---  OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                               ------------------

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT --- OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO __________

                         Commission file number 0-25177
                                                -------

                       Advanced Engine Technologies, Inc.
           ------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                  Colorado                                  84-1358194
        ---------------------------------               -------------------
         (State or other jurisdiction of                  (IRS Employer
         Incorporation or organization)                 Identification No.)

          11150 W. Olympic Blvd. Suite 1050 Los Angeles, Ca.    90064
          -----------------------------------------------------------------
           (Address of principal executive offices)           (Zip Code)

                                 (310)-914-9599
                           --------------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. September 30, 2000 - 33,000,000 shares of common stock.

Transitional Small Business Disclosure Form    Yes      No  x
                                                   ---     ---

Part I.    Financial Information

Item 1.    Financial Statements

                                              ADVANCED ENGINE TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                FINANCIAL REPORT
                                                              SEPTEMBER 30, 2000

                       ADVANCED ENGINE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                                    CONTENTS

                                                                      Page

ACCOUNTANTS' REPORT                                                     4
FINANCIAL STATEMENTS

         Balance Sheet                                                  5
         Statements of Operations                                       6
         Statements of Stockholders' Equity                             7
         Statements of Cash Flows                                       8
         Notes to Financial Statements                                  9-14

NEFF & RICCI LLP
----------------------------
CERTIFIED PUBLIC ACCOUNTANTS
7001 PROSPECT PLACE NE
ALBUQUERQUE, NM  87110


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

/s/ Neff & Ricci LLP
-----------------------
Albuquerque, New Mexico
November 6, 2000, except
for Note 6, as to which
the date is October 12, 2001

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
September 30, 2000
See Accountants' Report.

ASSETS
Current Assets
    Cash and cash equivalents                                     $    860,615
    Prepaid expenses                                                     9,706
    Due from related party                                              26,000
                                                                  ------------
           Total current assets                                        896,321
                                                                  ------------
Fixed Assets
    Automobile                                                          10,000
    Furniture                                                           12,242
    Computer equipment                                                  44,156
    Manufacturing equipment and tooling                                 67,922
    Less accumulated depreciation                                      (53,994)
                                                                  ------------
           Total fixed assets                                           80,326
                                                                  ------------
Other Assets
    Patent rights, net of accumulated
        amortization of $215,396                                     1,306,323
    Patent, copyrights and designs, net of
        accumulated amortization of $16,042                             27,708
                                                                  ------------
           Total other assets                                        1,334,031
                                                                  ------------
           Total assets                                           $  2,310,678
                                                                  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Accounts payable                                              $     79,181
                                                                  ------------
Commitments And Contingencies

Stockholders' Equity
    Common stock-50,000,000 shares authorized,
    33,150,000 issued and outstanding; $.001 par value            $     33,150
    Committed common stock under grant agreement                     2,790,000
    Subscription receivable                                        (10,000,000)
    Deferred costs under grant agreement                            (3,409,500)
    Additional paid-in capital                                      17,491,100
    Deficit accumulated during the development stage                (4,673,253)
                                                                  ------------
           Total stockholders' equity                                2,231,497
                                                                  ------------
Total liabilities and stockholders' equity                        $  2,310,678
                                                                  ============

See Notes to Financial Statements.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Quarters Ended September 30, 2000 and 1999
and the Period From September 23, 1996
(Inception) Through September 30, 2000
See Accountants' Report.

                                                                      9/23/96
                                                                    (Inception)
                                                                      Through
                                         2000           1999          9/30/00
                                       ---------------------------------------
Operating expenses                     $  150,314    $  196,126    $ 1,648,744
Research and development expenses          49,433             -      1,915,809
Stock grant expense                       232,500       232,500      1,240,500
                                       ---------------------------------------
Loss from operations                     (432,247)     (428,626)    (4,805,053)
Interest income                            13,900         4,216        131,800
                                       ---------------------------------------
Net loss                               $ (418,347)   $ (424,410)   $(4,673,253)
                                       =======================================
Basic net loss per share               $     (.02)   $     (.02)   $      (.22)
                                       =======================================
Weighted average number of common
    shares outstanding                 27,483,333    22,525,000     21,611,795
                                       =======================================

See Notes to Financial Statements.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY
Quarters Ended September 30, 2000 and 1999 and the Period From September 23, 1996 (Inception)
Through September 30, 2000
See Accountants' Report.

                                                                   Committed                 Deferred      (Deficit)
                                                                    Common                     Costs      Accumulated
                                    Common Stock       Additional    Stock                     Under       During the
                                 -------------------    Paid-in   Under Grant  Subscription    Grant      Development
                                  Shares      Amount    Capital    Agreement    Receivable   Agreement       Stage         Total
                                 --------------------------------------------------------------------------------------------------
Balance, September 23, 1996
    (Inception)                           -  $     -  $         - $         -  $          -  $         -  $         -  $         -
Common stock issued to
    parent corporation for
    license rights               20,000,000   20,000      (18,000)          -             -            -            -        2,000
Common stock issued for cash        499,200      499      498,701           -             -            -            -      499,200
Common stock issued for
    services                        600,000      600        5,400           -             -            -            -        6,000
Net loss                                  -        -            -                                            (164,233)    (164,233)
                                 ----------  -------  -----------  ----------  ------------  -----------  -----------  -----------
Balance, June 30, 1997           21,099,200   21,099      486,101           -             -            -     (164,233)     342,967
Common stock issued for cash        500,800      501      500,299           -             -            -            -      500,800
Net loss                                  -        -            -                                            (309,635)    (309,635)
                                 ----------  -------  -----------  ----------  ------------  -----------  -----------  -----------
Balance, June 30, 1998           21,600,000   21,600      986,400           -             -            -     (473,868)     534,132
Common stock committed
    under grant agreement                 -        -            -   4,650,000             -   (4,650,000)           -            -
Common stock issued for cash        325,000      325      568,425           -             -            -            -      568,750
Common stock issued for
    services                        400,000      400    1,999,600           -             -            -            -    2,000,000
Research and development
    expense recognized under
    grant agreement                       -        -            -           -             -       78,000            -       78,000
Net loss                                  -        -            -           -             -            -     (980,381)    (980,381)
                                 ----------  -------  -----------  ----------  ------------  -----------  -----------  -----------
Balance, June 30, 1999           22,325,000   22,325    3,554,425   4,650,000             -   (4,572,000)  (1,454,249)   2,200,501
Common stock committed
    under grant agreement           200,000      200      929,800    (930,000)            -            -            -            -
Common stock issued for cash        400,000      400    1,999,600           -             -            -            -    2,000,000
Common stock issued for
    services                         25,000       25       87,475           -             -            -            -       87,500
Research and development
    expense recognized under
    grant agreement                       -        -            -           -             -      930,000            -      930,000
Net loss                                  -        -            -           -             -            -   (2,800,657)  (2,800,657)
                                 ----------  -------  -----------  ----------  ------------  -----------  -----------  -----------
Balance, June 30, 2000           22,950,000   22,950    6,571,300   3,720,000             -   (3,642,000)  (4,254,906)   2,417,344
Common stock committed
    under grant agreement           200,000      200      929,800    (930,000)            -            -            -            -
Common stock issued for cash     10,000,000   10,000    9,990,000           -   (10,000,000)           -            -            -
Research and development
    expense recognized under
    grant agreement                       -        -            -           -             -      232,500            -      232,500
Net loss                                  -        -            -           -             -            -     (418,347)    (418,347)
                                 ----------  -------  -----------  ----------  ------------  -----------  -----------  -----------
Balance, September 30, 2000      33,150,000  $33,150  $17,491,000  $2,790,000  $(10,000,000) $(3,409,500) $(4,673,253) $ 2,231,497
                                 ==========  =======  ===========  ==========  ============  ===========  ===========  ===========

See Notes to Financial Statements.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Quarters Ended September 30, 2000 and 1999 and the Period From September 23, 1996 (Inception)
Through September 30, 2000
See Accountants' Report.

                                                                             9/23/96
                                                                           (Inception)
                                                                             Through
                                                   2000          1999        9/30/00
                                               --------------------------------------
Reconciliation of net losses to
   net cash provided by operations:
     Net loss                                  $ (418,347)   $ (424,410)  $(4,673,253)
     Stock grant expense                          232,500       232,500     1,240,500
     Depreciation and amortization                 47,590        49,688       285,433
     Issuance of common stock for
        assets or services                              -             -       664,250
Changes in current assets and liabilities:
     Prepaid expenses                              13,060         4,928        (9,708)
     Accounts payable                             (36,178)       (2,881)       79,182
     Accrued payroll                               (5,000)            -             -
     Due from related party                             -             -       (26,000)
                                               --------------------------------------
        Net cash flows used by
            operating activities                 (166,375)     (140,175)   (2,439,596)
                                               --------------------------------------
Cash flows from investing activities:
     Fixed asset purchases                              -        (5,767)     (134,321)
     Intangible asset purchases                         -       (96,593)   (1,565,468)
                                               --------------------------------------
        Net cash flows used by
            investing activities                        -      (102,360)   (1,699,789)
                                               --------------------------------------
Cash flows from financing activities:
     Issuance of common stock                           -     2,000,000     5,000,000
     Loan proceeds                                      -             -        50,000
     Loan payments                                      -             -       (50,000)
                                               --------------------------------------
        Net cash flows provided by
            financing activities                        -     2,000,000     5,000,000
                                               --------------------------------------
Net increase in cash and equivalents             (166,375)    1,757,465       860,615
Cash and equivalents at beginning of period     1,026,990       561,795             -
                                               --------------------------------------
Cash and equivalents at end of period          $  860,615    $2,319,260   $   860,615
                                               ======================================

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

NOTE 4. INCOME TAXES

At September 30, 2000 the Company had deferred tax assets amounting to approximately $1,828,000. The deferred tax assets consist primarily of the tax benefit of net operating loss carryforwards and are fully offset by a valuation allowance of the same amount.

The net change in the valuation allowance for deferred tax assets was an increase of approximately $195,000 and $212,000 for the quarters ending September 30, 2000 and 1999, respectively. The net change is due primarily to the increase in net operating loss carryforwards.

At September 30, 2000, the Company had net operating loss carryforwards of approximately $4,201,000 available to offset future state and federal taxable income. These carryforwards will expire in 2017 to 2019 for federal tax purposes and 2002 to 2004 for state tax purposes.

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

Expense on the grant is being recognized ratably over a five-year period based upon an estimated fair value at the date of the grant of $4.65 per share. This estimate of its fair value is based upon the tracking price of the stock on the grant date of $7.75 per share, less a 40% discount because the stock was restricted, Company's stock had a very low tracking volume at the time of the grant agreement, and the Company was still in a development stage. During the period from September 23, 1996 (inception) to September 30, 2000, the Company recognized total expense on the stock grant of $1,240,500, including $232,500 for the three months ended September 30, 2000 and 1999.

In January 2000, the Company issued 25,000 shares of common stock in exchange for services related to the performance testing of the OX2 engine. This transaction was valued at $87,500 and was charged to expense.

In August 2000, the Company entered into a subscription agreement with a current shareholder to issue 10 million shares at one dollar per share in a private placement. On September 6, 2000, the Company issued the stock under subscription in exchange for an irrevocable line of credit in the amount of $10,000,000. The Board of Directors may draw on this line of credit at its discretion.

Also in August 2000, the Company adopted a stock option plan and reserved 5 million shares for the plan. As of September 30, 2000, no stock options had been granted.

NOTE 6. RESTATEMENT OF THE SEPTEMBER 30, 2000 FINANCIAL STATEMENTS

The financial statements for the three months ended September 30, 2000 have been restated from the originally filed financial statements to reflect greater expense recognition in those years in connection with the June 1999 stock grant agreement with the University of Riverside Foundation. (See Note 5 for a description of the agreement and the accounting related to the agreement.) Specifically, upon re-evaluation of the agreement, current management has concluded that the fair value of the committed common stock on the date of the agreement was $4,650,000, and not $1,500,000 as originally valued. This increase in the fair value of the committed common stock on the date of the grant agreement impacts the expense recognition on the stock grant agreement because the expense which is recognized over a five-year period is based upon the fair value of the committed common stock on the date of the stock grant agreement. Originally, the financial statements for the three months ended September 30, 2000 reflected $300,000 of research and development expense associated with this grant. As a result of the foregoing, the financial statements for the three months ended September 30, 2000 have been restated to reflect stock grant expense of $232,500. Also, the originally filed September 30, 2000 financial statements classified the expense on the stock grant as research and development expense; whereas, the restated financial statements present the expense as "stock grant expense". Additionally, there have been certain presentation changes in the statement of shareholders' equity to reflect committed common stock and deferred costs related to the stock grant agreement.

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

         We expect that our cash flow requirements to fund general operations in 2001 will total approximately $750,000 including outside consulting fees and expenditures for equipment. We expect to fund these costs with our cash reserves, which were $860,615 as of September 30, 2000. The Company also has available a $10,000,000 line of credit that can be drawn upon at any time at the discretion of the Board of Directors. Our cost estimates do not include provisions for any contingencies or unexpected expenses that may arise or any unanticipated increases in costs. As a result, our cash reserves may not be adequate to cover the actual costs of operations in the 2001 fiscal year, in which event we will be required to raise additional capital. Historically, we have obtained cash through private placements of securities.

         Our net loss since inception (September 23, 1996) is $4,673,253.

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

o We have a history of losses. We have a history of operating losses, and an accumulated deficit, as of September 30, 2000, of $4,673,253. Our ability to generate revenues and profits is subject to the risks and uncertainties encountered by development stage companies.

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