Form 10QSB/A
period 2000-12-31
ADVANCED ENGINE TECHNOLOGIES INC
filed 2001-10-15
CIK 1043225

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                 FORM 10-QSB/A

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

                                (310) 914-9599
               ------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)

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

     33,050,000 shares of common stock, $0.001 par value per share, as of December 31, 2000.

     Transitional Small Business Disclosure Format (check one):

     Yes _______     No    X
                        -------

                        Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                              ADVANCED ENGINE TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                            FINANCIAL STATEMENTS

                                                               DECEMBER 31, 2000

                      ADVANCED ENGINE TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                   CONTENTS


                                                         Page

ACCOUNTANTS' REPORT                                       5

FINANCIAL STATEMENTS

       Balance Sheet                                      6

       Statements of Operations                           7-8

       Statements of Stockholders' Equity                 9

       Statements of Cash Flows                          10-11

       Notes to Financial Statements                     12-17

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


Albuquerque, New Mexico
February 9, 2001, except for Note 6, as to which the date is October 12, 2001

                      ADVANCED ENGINE TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                               December 31, 2000
                           See Accountants' Report.

ASSETS
Current Assets
  Cash and cash equivalents                                                  $   711,827
  Prepaid expenses                                                                 5,192
  Due from related party                                                          21,000
                                                                             -----------
      Total current assets                                                       738,019
                                                                             ===========
Fixed Assets
  Automobile                                                                      10,000
  Furniture                                                                       12,242
  Computer equipment                                                              44,156
  Manufacturing equipment and tooling                                             67,922
  Less accumulated depreciation                                                  (61,825)
                                                                             -----------
      Total fixed assets                                                          72,495
                                                                             -----------
Other Assets
  Patent rights, net of accumulated
     amortization of $253,439                                                  1,268,280
  Patent, copyrights and designs, net of
     accumulated amortization of $18,230                                          25,520
                                                                             -----------
      Total other assets                                                       1,293,800
                                                                             -----------
      Total assets                                                           $ 2,104,314
                                                                             ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                                           $   137,181
                                                                             -----------
Commitments and Contingencies

Stockholders' Equity
  Common stock - 50,000,000 shares authorized,
  33,150,000 issued and outstanding; $.001 par value                              33,150

  Additional paid-in capital                                                  17,491,100

  Committed common stock under grant agreement                                 2,790,000

  Subscription receivable                                                    (10,000,000)

  Deferred costs under grant agreement                                        (3,177,000)

  Deficit accumulated during the development stage                            (5,170,117)
                                                                             -----------
      Total stockholders' equity                                               1,967,133
                                                                             -----------
Total liabilities and stockholders' equity                                   $ 2,104,314
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


                                                                                      9/23/96
                                                                                    (Inception)
                                                                                      Through
                                                    2000             1999             12/31/00
Operating expenses                              $   394,471      $   433,456        $ 1,892,901

Research and development expenses                    86,812               --          1,953,188

Stock grant expense                                 465,000          465,000          1,473,000
                                                -----------       ----------         ----------
Loss from operations                               (946,283)        (898,456)        (5,319,089)

Interest income                                      31,072           18,691            148,972
                                                -----------       ----------         ----------
Net loss                                        $  (915,211)        (879,765)        (5,170,117)
                                                ===========       ==========         ==========

Basic net loss per share                        $      (.03)            (.04)              (.23)
                                                ===========       ==========         ==========

Weighted average number of common                30,272,222       22,725,000         22,293,575
    shares outstanding                          ===========       ==========         ==========

See Notes to Financial Statements.

                      ADVANCED ENGINE TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                     STATEMENTS OF OPERATIONS (CONTINUED)
                   Quarters Ended December 31, 2000 and 1999


                                                              2000                  1999
Operating expenses                                         $   244,157            $  237,330

Research and development expenses                               37,379                    --

Stock grant expense                                            232,500               232,500
                                                           -----------            ----------

Loss from operations                                          (514,036)             (469,830)

Interest income                                                 17,172                14,475
                                                           -----------            ----------

Net loss                                                   $  (496,864)           $ (455,355)
                                                           ===========            ==========

Basic net loss per share                                   $      (.02)           $     (.02)
                                                           ===========            ==========

Weighted average number of common
    shares outstanding                                      33,150,000            22,775,000
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

                                                           Committed                                     Deficit
                                                            Common                        Deferred     Accumulated
                                              Additional     Stock                          Costs      During the
                           Common Stock         Paid-in   Under Grant    Subscription    Under Grant   Development
                      ----------------------
                         Shares      Amount     Capital     Agreement     Receivable      Agreement       Stage           Total
                      -----------  ---------  ----------- ------------- -------------   -------------- --------------  -------------
Balance, September
 23, 1996 (Inception)          -    $      -  $         -  $        -   $          -    $         -    $         -     $         -
Common stock
 issued to parent
 corporation for
 license rights       20,000,000      20,000      (18,000)                                                                   2,000
Common stock
 issued for cash         499,200         499      498,701                                                                  499,200
Common stock
 issued for services     600,000         600        5,400                                                                    6,000
Net loss                                                                                                  (164,233)       (164,233)
                      ----------    --------  -----------  ----------   ------------    -----------    -----------     -----------

Balance, June 30,
 1997                 21,099,200      21,099      486,101           -              -              -       (164,233)        342,967
Common stock
 issued for cash         500,800         501      500,299                                                                  500,800
Net loss                                                                                                  (309,635)       (309,635)
                      ----------    --------  -----------  ----------   ------------    -----------    -----------     -----------

Balance, June 30,
 1998                 21,600,000      21,600      986,400           -              -              -       (473,868)        534,132
Common stock
 committed under
 grant agreement                                            4,650,000                    (4,650,000)                             -
Common stock
 issued for cash         325,000         325      568,425                                                                  568,750

Common stock
 issued for services     400,000         400    1,999,600                                                                2,000,000
Research and
 development
 expense
 recognized under
 grant agreement                                                                             78,000                         78,000
Net loss                                                                                                  (980,381)       (980,381)
                      ----------    --------  -----------  ----------   ------------    -----------    -----------     -----------

Balance, June 30,
 1999                 22,325,000      22,325    3,554,425   4,650,000              -     (4,572,000)    (1,454,249)      2,200,501
Common stock
 issued under grant
 agreement               200,000         200      929,800    (930,000)                                                           -
Common stock
 issued for cash         400,000         400    1,999,600                                                                2,000,000
Common stock
 issued for services      25,000          25       87,475                                                                   87,500
Research and
 development
 expense
 recognized under
 grant agreement                                                                            930,000                        930,000
Net loss                                                                                                (2,800,657)     (2,800,657)
                      ----------    --------  -----------  ----------   ------------    -----------    -----------     -----------
Balance, June 30,
 2000                 22,950,000    $ 22,950  $ 6,571,300  $3,720,000   $          -    $(3,642,000)   $(4,254,906)    $ 2,417,344
Common stock
 issued under
 grant agreement         200,000         200      929,800    (930,000)                                                           -
Common stock
 subscription         10,000,000      10,000    9,990,000                (10,000,000)                                            -
Common stock
 Research and
 development
 expense
 recognized under
 grant agreement                                                                            465,000                        465,000
Net loss                                                                                                  (915,211)       (915,211)
                      ----------    --------  -----------  ----------   ------------    -----------    -----------     -----------
Balance, December 31,
 2000                 33,150,000    $ 33,150  $17,491,100  $2,790,000   $(10,000,000)   $(3,177,000)   $(5,170,117)    $ 1,967,133
                      ==========    ========  ===========  ==========   ============    ===========    ===========     ===========

                      ADVANCED ENGINE TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF CASH FLOWS
               Quarters Ended December 31, 2000 and 1999 and the
                  Period From September 23, 1996 (Inception)
                           Through December 31, 2000
                           See Accountants' Report.

                                                                                                9/23/96
                                                                                              (Inception)
                                                                                                Through
                                                               2000              1999           12/31/00
Reconciliation of net losses to net
   cash provided by operations:
  Net loss                                                 $  (915,211)      $ (879,765)      $ (5,170,117)
  Stock grant expense                                          465,000          465,000          1,473,000
  Depreciation and amortization                                 95,650           99,374            333,494
  Issuance of common stock for assets or services                   --               --            664,250
Changes in current assets and liabilities:
  Prepaid expenses                                              17,576            8,216             (5,192)
  Accounts payable                                              21,822           (2,881)           137,181
  Accrued payroll                                               (5,000)              --                 --
  Due from related party                                         5,000               --            (21,000)
                                                           -----------       ----------       ------------
    Net cash flows used by investing activities               (315,163)        (310,056)        (2,588,384)
                                                           -----------       ----------       ------------

Cash flows from investing activities:
  Fixed asset purchases                                             --           (5,767)          (134,320)
  Intangible asset purchases                                        --          (96,592)        (1,565,469)
                                                           -----------       ----------       ------------
    Net cash flows used by investing activities                     --         (102,359)        (1,699,789)
                                                           -----------       ----------       ------------

Cash flows from financing activities:
  Issuance of common stock                                          --        2,000,000          5,000,000
  Loan proceeds                                                     --               --             50,000
  Loan payments                                                     --               --            (50,000)
                                                           -----------       ----------       ------------
    Net cash flows provided by financing activities                 --        2,000,000          5,000,000
                                                           -----------       ----------       ------------

Net increase in cash and equivalents                          (315,163)       1,587,585            711,827

Cash and equivalents at beginning of period                  1,026,990          561,795                 --
                                                           -----------       ----------       ------------

Cash and equivalents at end of period                      $   711,827       $2,149,380       $    711,827
                                                           ===========       ==========       ============

See Notes to Financial Statements.

                      ADVANCED ENGINE TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                     STATEMENTS OF CASH FLOWS (CONTINUED)
                   Quarters Ended December 31, 2000 and 1999


                                                          2000          1999
Reconciliation of net losses to net cash provided by operations:

   Net loss                                          $  (496,864)      (455,355)

   Stock grant expense                                   232,500        232,500

   Depreciation and amortization                          48,062         49,687

Changes in current assets and liabilities:

   Prepaid insurance                                       4,514          3,288

   Accounts payable                                       58,000             --

   Due from related party                                  5,000             --
                                                     -----------    -----------
        Net cash flows used in
          operating activities                          (148,788)      (169,880)
                                                     -----------    -----------


Net decrease in cash and equivalents                    (148,788)      (169,880)

Cash and equivalents at beginning of period              860,615      2,319,260
                                                     -----------    -----------

Cash at end of period and equivalents                $   711,827    $ 2,149,380
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

NOTE 4.  INCOME TAXES

     At December 31, 2000 the Company had deferred tax assets amounting to approximately $2,026,000. The deferred tax assets consist primarily of the tax benefit of net operating loss carryforwards and are fully offset by a valuation allowance of the same amount.

     The net change in the valuation allowance for deferred tax assets was an increase of approximately $199,000 and $94,000 for the quarters ending December 31, 2000 and 1999, and $394,000 and $182,000 for the six months ended December 31, 2000 and 1999, respectively. The net change is due primarily to the increase in net operating loss carryforwards.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000
See Accountants' Report.

NOTE 4.  INCOME TAXES (CONTINUED)

     At December 31, 2000, the Company had net operating loss carryforwards of approximately $4,698,000 available to offset future state and federal taxable income. These carryforwards will expire in 2017 to 2019 for federal tax purposes and 2002 to 2004 for state tax purposes.

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

     Expense on the grant is being recognized ratably over a five-year period based upon an estimated fair value at the date of the grant of $4.65 per share. This estimate of its fair value is based upon the tracking price of the stock on the grant date of $7.75 per share, less a 40% discount because the stock was restricted, Company's stock had a very low trading volume at the time of the grant agreement, and the Company was still in a development stage. During the period from September 23, 1996 (inception) to December 31, 2000, the Company recognized total expense on the stock grant of $1,473,000, including $465,000 for the six months ended December 31, 2000 and 1999.

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

NOTE 6.  RESTATEMENT OF THE DECEMBER 31, 2000 FINANCIAL STATEMENTS

     The financial statements for the three and six months ended December 31, 2000 have been restated from the originally filed financial statements to reflect greater expense recognition in those years in connection with the June 1999 stock grant agreement with the University of Riverside Foundation. (See
Note 5 for a description of the agreement and the accounting related to the agreement.) Specifically, upon re-evaluation of the agreement, current management has concluded that the fair value of the committed common stock on the date of the agreement was $4,650,000, and not $1,500,000 as originally valued. This increase in the fair value of the committed common stock on the date of the grant agreement impacts the expense recognition on the stock grant agreement because the expense which is recognized over a five-year period is based upon the fair value of the committed common stock on the date of the stock grant agreement. Originally, the financial statements for the six months ended December 31, 2000 reflected $300,000 of research and development expense associated with this grant. As a result of the foregoing, the financial statements for the three and six months ended December 31, 2000 have been restated to reflect stock grant expense of $232,500 and $465,000, respectively. Also, the originally filed December 31, 2000 financial statements classified the expense on the stock grant as research and development expense; whereas, the restated financial statements present the expense as "stock grant expense". Additionally, there have been certain presentation changes in the statement of shareholders' equity to reflect committed common stock and deferred costs related to the stock grant agreement.

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

     We expect that our cash flow requirements to fund general operations in 2001 will total approximately $1,500,000, including outside consulting fees and expenditures for equipment. We expect to fund these costs with our cash reserves, which were $411,827 as of December 31, 2000. The Company also has available a $10,000,000 line of credit that can be drawn upon at any time at the discretion of the Board of Directors. Our cost estimates do not include provisions for any contingencies or unexpected expenses that may arise or any unanticipated increases in costs. As a result, our cash reserves may not be adequate to cover the actual costs of operations in the 2001 fiscal year, in which event we will be required to raise additional capital. Historically, we have obtained cash through private placements of securities.

     Our net loss since inception (September 23, 1996) is $5,170,117.

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

 .  We have a history of losses.  We have a history of operating losses and an
   ---------------------------
   accumulated deficit, as of December 31, 2000, of $5,170,117. Our ability to generate revenues and profits is subject to the risks and uncertainties encountered by development stage companies.

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

 .  Our principal stockholders can exercise significant control over us and could
   -----------------------------------------------------------------------------
   limit the ability of our other stockholders to influence the outcome of
   -----------------------------------------------------------------------
   transactions requiring a shareholder vote. As of December 31, 2000,
   -----------------------------------------
   approximately 75% of our outstanding common stock is owned by our executive officers, directors and principal stockholders. These stockholders will have the ability to exercise influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions.

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


                                      Advanced Engine Technologies, Inc.
                                      ----------------------------------
                                                (Registrant)

Date: October 15, 2001                By: /s/ Carroll Shelby
      ----------------                    --------------------------------------
                                          Carroll Shelby, President and Director

Date: October 15, 2001                By: Alexandria Phillips
      ----------------                    --------------------------------------
                                          Alexandria Phillips, Treasurer and
                                          Director