Form 10QSB/A
period 2001-03-31
ADVANCED ENGINE TECHNOLOGIES INC
filed 2001-10-15
CIK 1043225

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

     33,100,000 shares of common stock, $0.001 par value per share, as of March 31, 2001.

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

                                              ADVANCED ENGINE TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                  BALANCE SHEETS
                                    June 30, 2000 and March 31, 2001 (unaudited)

--------------------------------------------------------------------------------

                                    ASSETS

                                                                                   March 31,           June 30,
                                                                                      2001               2000
                                                                                ---------------    ----------------
                                                                                 (unaudited)
Current assets
     Cash and cash equivalents                                                  $       455,932    $      1,026,990
     Due from related parties                                                            43,295              22,768
     Prepaid expenses                                                                     5,192              26,000
                                                                                ---------------    ----------------

         Total current assets                                                           504,419           1,075,758
                                                                                ---------------    ----------------

Property and equipment, net                                                              64,156              87,684
Patent rights, net of accumulated amortization of $291,482
     (unaudited) and $177,353                                                         1,230,237           1,344,365
Patent, copyrights, and designs, net of accumulated
     amortization of $20,417 (unaudited) and $13,854                                     23,333              29,896
                                                                                ---------------    ----------------

                      Total assets                                              $     1,822,145    $      2,537,703
                                                                                ===============    ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

     Accounts payable and accrued expenses                                      $       101,943    $        120,359
                                                                                ---------------    ----------------

         Total current liabilities                                                      101,943             120,359
                                                                                ---------------    ----------------

Commitments and contingencies

Stockholders' equity
     Common stock, $0.001 par value
         50,000,000 shares authorized
         33,150,000 (unaudited) and 22,950,000 shares
              issued and outstanding                                                     33,150              22,950
     Committed common stock under grant agreement                                    (2,944,500)          3,720,000
     Deferred costs under grant agreement                                             2,790,000          (3,642,000)
     Subscription receivable                                                        (10,000,000)                  -
     Additional paid-in capital                                                      17,491,100           6,571,300
     Deficit accumulated during the development stage                                (5,649,548)         (4,254,906)
                                                                                ---------------    ----------------
                  Total stockholders' equity                                          1,720,202           2,417,344
                                                                                ---------------    ----------------

                      Total liabilities and stockholders' equity                $     1,822,145    $      2,537,703
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

--------------------------------------------------------------------------------

                                                                                         For the
                                                                                       Period from
                                   For the                          For the            September 23,
                              Three Months Ended               Nine Months Ended            1996
                                   March 31,                       March 31,          (Inception) to
                        ----------------------------    ----------------------------     March 31,
                             2001           2000             2001           2000            2001
                        ------------    ------------    ------------    ------------    ------------
                         (unaudited)     (unaudited)     (unaudited)     (unaudited)     (unaudited)
Expenses

   Operating            $    206,744    $    139,105    $    601,215    $    572,561    $  2,099,645
   Research and
     development              48,523         476,863         135,335         476,863       2,001,711
   Stock grant expense       232,500         232,500         697,500         697,500       1,705,500
                        ------------    ------------    ------------    ------------    ------------
       Total expenses        487,767         848,468       1,434,050       1,746,924       5,806,856
                        ------------    ------------    ------------    ------------    ------------

Loss from
   operations               (487,767)       (848,468)     (1,434,050)     (1,746,924)     (5,806,856)

Other income
   Interest income             8,336          30,628          39,407          49,319         157,308
                        ------------    ------------    ------------    ------------    ------------
Net loss                $   (479,431)   $   (817,840)   $ (1,394,643)   $ (1,697,605)   $ (5,649,548)
                        ============    ============    ============    ============    ============

Basic and diluted
   loss per share       $      (.01)    $       (.04)   $       (.05)   $       (.07)   $       (.25)
                        ============    ============    ============    ============    ============

Weighted-average
   shares
   outstanding            33,150,000      22,925,000      31,298,148      22,791,667      22,893,746
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

--------------------------------------------------------------------------------

                                                                                                      For the
                                                                                                    Period from
                                          For the                            For the                September 23,
                                     Three Months Ended                   Nine Months Ended             1996
                                          March 31,                          March 31,             (Inception) to
                             ---------------------------------  ---------------------------------     March 31,
                                   2001              2000             2001              2000            2001
                             ---------------   ---------------  ----------------  ---------------  ----------------
                               (unaudited)       (unaudited)       (unaudited)      (unaudited)       (unaudited)
Cash flows from
operating activities
  Net loss                    $ (479,431)       $ (817,840)    $ (1,394,643)      $ (1,697,605)     $ (5,649,548)
  Stock grant expense            232,500           232,500          697,500            697,500         1,705,500
  Adjustments to
  reconcile net loss to
  net cash used in
  operating activities
    Depreciation and
      amortization                48,569            49,687          144,220            149,061           382,064
    Issuance of
      common stock
      for assets and
      services                         -            87,500                -             87,500           664,250
    (Increase)
    decrease in
      Due from related
        parties                  (22,295)          (19,664)         (17,295)           (19,664)          (43,295)
      Prepaid expenses                 -            (1,000)          17,576              7,216            (5,192)
    Increase
    (decrease) in
      Accounts
        payable and
        accrued
        expenses                 (35,238)                -          (18,416)            (2,880)          101,942
                              ----------        ----------       ----------         ----------        ----------

Net cash used in
operating activities            (255,895)         (468,817)        (571,058)          (778,872)       (2,844,279)
                              ----------        ----------       ----------         ----------        ----------


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

--------------------------------------------------------------------------------

                                                                                              For the
                                                                                            Period from
                                   For the                            For the               September 23,
                             Three Months Ended                   Nine Months Ended             1996
                                   March 31,                          March 31,            (Inception) to
                        -----------------------------    -----------------------------        March 31,
                             2001          2000             2001              2000              2001
                        ------------     ------------    -------------    ------------      ------------
                         (unaudited)      (unaudited)      (unaudited)    (unaudited)        (unaudited)
Cash flows from
investing activities
   Purchase of
     intangible asset    $         -    $         -      $           -    $    (96,592)     $ (1,565,469)
   Purchase of property
     and equipment                 -        (12,332)                 -         (18,099)         (134,320)
                        -------------    ------------    -------------    ------------      ------------

Net cash used in
investing activities               -        (12,332)                 -        (114,691)       (1,699,789)
                        -------------    ------------    -------------    ------------      ------------

Cash flows from
financing activities
   Proceeds from
     issuance of
     common stock                  -              -                  -       2,000,000         5,000,000
                        -------------    ------------    -------------    ------------      ------------

Net cash provided by
financing activities               -              -                  -       2,000,000         5,000,000
                        -------------    ------------    -------------    ------------      ------------

Net increase (decrease)
in cash                     (255,895)      (481,149)         (571,058)      1,106,437           455,932

Cash, beginning of
period                       711,827      2,149,380         1,026,990         561,794                 -
                        -------------    ------------    -------------    ------------      ------------

Cash, end of period      $   455,932    $ 1,668,231      $    455,932     $ 1,668,231      $    455,932
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

          Expense in the grant is being recognized ratably over a five-year period based upon an estimated fair value at the date of the grant of $4.65 per share. This estimate of its fair value is based upon the tracking price of the stock on the grant date of $7.75 per share, less a 40% discount because the stock was restricted, Company's stock had a very low trading volume at the time of the grant agreement, and the Company was still in a development stage. During the period from September 23, 1996 (inception) to March 31, 2001, the Company recognized total expense on the stock grant of $1,705,000, including $697,500 for the nine months ended March 31, 2001 and 2000 and $232,500 for the three months ended March 31, 2001 and 2000.

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

NOTE 5. RESTATEMENT OF THE MARCH 31, 2001 FINANCIAL STATEMENTS

The financial statements for the three and nine months ended March 31, 2001 have been restated from the originally filed financial statements to reflect greater expense recognition in those years in connection with the June 1999 stock grant agreement with the University of Riverside Foundation. (See Note 3 for a description of the agreement and the accounting related to the agreement.) Specifically, upon re-evaluation of the agreement, current management has concluded that the fair value of the committed common stock on the date of the agreement was $4,650,000, and not $1,500,000 as originally valued. This increase in the fair value of the committed common stock on the date of the grant agreement impacts the expense recognition on the stock grant agreement because the expense which is recognized over a five-year period is based upon the fair value of the committed common stock on the date of the stock grant agreement. Originally, the financial statements for the nine months ended March 31, 2001 reflected $300,000 of research and development expense associated with this grant. As a result of the foregoing, the financial statements for the three and nine months ended March 31, 2001 has been restated to reflect stock grant expense of $232,500 and $697,500, respectively. Also, the originally filed March 31, 2001 financial statements classified the expense on the stock grant as research and development expense; whereas, the restated financial statements present the expense as "stock grant expense." Additionally, there have been certain presentation changes in the statement of shareholders' equity to reflect committed common stock and deferred costs related to the stock grant agreement.

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

         Our net loss since inception (September 23, 1996) is $5,649,548.

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

 .    We have a history of losses. We have a history of operating losses and an
     ---------------------------
     accumulated deficit, as of March 31, 2001, of $5,649,548. Our ability to generate revenues and profits is subject to the risks and uncertainties encountered by development stage companies.

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

 .    Our principal stockholders can exercise significant control over us and
     -----------------------------------------------------------------------
     could limit the ability of our other stockholders to influence the outcome
     --------------------------------------------------------------------------
     of transactions requiring a shareholder vote. As of March 31, 2001,
     --------------------------------------------
     approximately 75% of our outstanding common stock is owned by our executive officers, directors and principal stockholders. These stockholders will have the ability to exercise influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions.

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

                                     Advanced Engine Technologies, Inc.
                                     ----------------------------------
                                                 (Registrant)


Date:  October 15, 2001              By: /s/ Carroll Shelby
       ----------------                  ------------------------------
                                         Carroll Shelby, President and Director

Date:  October 15, 2001              By: /s/ Alexandria Phillips
       ----------------                  ------------------------------
                                         Alexandria Phillips, Treasurer and
                                         Director