Form 10KSB
period 2001-06-30
ADVANCED ENGINE TECHNOLOGIES INC
filed 2001-10-15
CIK 1043225

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   -----------

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended                June 30, 2001
                          -----------------------------------------
                                         OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                  to
                               _______________     ____________

                             Commission file number       0-25177
                                                    -------------------

                       ADVANCED ENGINE TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                  Colorado                                   84-1358194
-------------------------------------------           --------------------------
      (State or Other Jurisdiction of                     (I.R.S. Employer
      Incorporation or Organization                      Identification No.)

11150 W. Olympic Boulevard Suite 1050,
Los Angeles, California                                        90064
-------------------------------------------------     --------------------------
(Address of Principal Executive Offices)                     (Zip Code)

                                 (310) 914-9599
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:


                                                 Name of Each Exchange on Which
          Title of Each Class                             Registered
          -------------------                             ----------

                  None                                       None
-----------------------------------------   ------------------------------------

         Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, $0.001 par value per share
--------------------------------------------------------------------------------
                                (Title of Class)

       Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes     X               No____________
   -----------

       Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB.[_]

       State issuer's revenues for its most recent fiscal year.    $-0-
                                                               ---------------

       State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $3,963,972 as of October 3, 2001.
                                              --------------------------------

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

       Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes________  No________

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 33,455,000 shares of Common
                                                     ---------------------------
Stock as of October 3, 2001.
----------------------------

       Transitional Small Business Disclosure Format (check one):

Yes________  No    X
               --------

                       DOCUMENTS INCORPORATED BY REFERENCE

       If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

                                     PART I

Item 1.    Description of Business.

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

         Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors that affect our business, including without limitation the disclosures made under the caption "Management's Discussion and Analysis of Financial Condition or Plan of Operation" and under the caption "Risk Factors" included herein.

         General

         Advanced Engine Technologies, Inc. ("we", "us" or the "Company") was incorporated and commenced operations on September 23, 1996. We were formed to develop and commercialize the OX2 internal combustion engine, a uniquely designed engine. Our focus is on the development and commercial introduction of the OX2 engine and the subsequent licensing of the OX2 engine technology to approved manufacturers.

         In 1996, we entered into an exclusive sub-licensing agreement with OX2 Engine (Distribution) Ltd. ("OX2 Ltd."), pursuant to which we acquired the right to manufacture, distribute and market the OX2 engine in the North American Free Trade Agreement countries (presently the United States, Canada and Mexico). OX2 Ltd. licensed the technology from OX2 Intellectual Property, Inc., a foreign corporation that was assigned the technology from the original patent holders. The sub-license was for the longer of (i) the life of the patent or (ii) twenty
(20) years. In May 1999, we acquired the worldwide patent rights for the OX2 engine from OX2 Ltd. in exchange for $1.5 million. We have taken responsibility for patent maintenance and for future research and development on the OX2 engine.

         We have spent $259,023 for the fiscal year ended June 30, 2001 and $1,041,376 for the fiscal year ended June 30, 2000, on research and development for the OX2 engine. On July 15, 1998, we entered into a joint venture agreement with Carroll Shelby, our president, to develop further the OX2 engine for use in a standard application for motor vehicles and to promote the OX2 engine to the automotive industry.

         Our Product

         AT THE PRESENT TIME ONLY A PROTOTYPE OF THE OX2 INTERNAL COMBUSTION ENGINE, PLUS ADDITIONAL PARTS THAT CAN BE USED FOR ENGINE DEVELOPMENT OR FOR THE BUILDING OF ADDITIONAL PROTOTYPES, HAVE BEEN BUILT. NO OX2 ENGINES HAVE BEEN MANUFACTURED FOR PRODUCTION USE, AND NO ASSURANCE CAN BE GIVEN THAT THE OX2 ENGINE WILL BE SUCCESSFULLY DEVELOPED OR MANUFACTURED.

         The OX2 engine prototype is designed to be fuel efficient, light weight, low-emission, multi-fueled and smaller and more inexpensive than conventional internal combustion engines. We also believe that it will not have the complex manufacturing/production requirements of conventional internal combustion engines.

         The OX2 engine prototype is designed to have only six major components, of which only three move. We believe this design will result in low set-up, production and manufacturing costs and a simplicity of design that will promote a high level of quality assurance.

         The major parts of the engine prototype are: (1) housing, (2) cylinder block, (3) top piston plate, (4) lower piston plate, (5) cam track and (6) drive shaft. The moving parts are: (1) cylinder block, (2) top piston plate and (3) lower piston plate.

         We expect that the OX2 engine, once completed, will have several advantages over a four stroke conventional engine. Some of these advantages are expected to include:

         . The OX2 engine prototype has only six major components, which should result in lower set-up, production and manufacturing costs than a typical conventional engine.

         . We believe the OX2 engine prototype has greater effective engine capacity than a typical conventional engine.

         . The OX2 engine prototype does not use a conventional crankshaft, which we believe will result in a leverage advantage over a typical conventional engine.

         . The OX2 engine prototype design should enable the timing to be adjusted, which we believe will produce a more effective burn on the combustible fuel being used.

         . The OX2 engine prototype's piston speed should remain constant throughout the entire power stroke, which we believe will allow exhaust gases to be more efficiently expelled than a typical conventional engine.

         In the short term, our plans are to complete the research and development of the OX2 engine in order to prepare it for production and marketing. We currently have an agreement with Steven Manthey, the inventor of the OX2 engine, that provides that Mr. Manthey will continue to develop and maintain the OX2 engine prototype. We have an agreement with the University of California, Riverside ("UCR") that provides that UCR will continue to conduct research and development on the OX2 engine prototype in conjunction with us. The research and development at UCR is being conducted under the guidance of Dr. Joseph Norbeck (of the CE-CERT program at UCR) and Dr. Roberta Nichols, one of our consultants. We are also conducting research and development activities in Gardena, California.

         Marketing

         Assuming the completion of the necessary research and development required to complete our product and assuming that the tests of our OX2 engine prototype are successful, we will attempt to introduce the OX2 engine into the market. The total size of the internal combustion engine industry makes the introduction of any significant change to industry standards a complex promotional and marketing exercise. We believe that the multi-purpose nature of the OX2 engine should make it compatible to several different market applications.

         Upon completion of the OX2 engine, we expect, initially, to market it to specialist engine manufacturers that produce stationary engines. We expect to grant sub-licenses allowing the manufacture of OX2 engines only to a limited number of engine manufacturers, to achieve a manageable and controlled market introduction.

         Sources of Income

         We expect to generate income in two ways: (1) we expect to receive a licensing fee from approved manufacturers in return for the right to produce and sell the OX2 engine; license fees will be determined by territory size and market potential; and (2) we expect to receive a royalty payment for each engine produced and sold; we expect that royalty payments will be determined by engine capacity and application.

         Patents

         We have been granted a U.S. patent for an Axial Piston Rotary Engine (U.S. Patent No. 5,813,372). We have filed a patent application for an Axial Piston Rotary Engine in Australia (No. PCT/AU95/00815). In addition, we have patent applications pending in countries throughout the world.

         Employees

         We have two employees, our president and our chief operating officer. We are currently evaluating the need to hire additional employees to assist in the daily operations and market placement of our product. We also engage consultants who receive fees for their consulting services.

         Other Agreements

         In June 1999, we agreed to grant 1,000,000 shares of the Company's common stock, par value $0.001 per share ("Common Stock"), to the University of California Riverside Foundation. The stock is to be issued in five annual installments of 200,000 shares of Common Stock each. Three installments have been granted, in July 1999, July 2000 and September 2001, for a total of 600,000 shares. The shares were donated to provide an endowment for research funds for the College of Engineering-Center for Environmental Research and Technology. This donation is independent of our relationship with UCR for research and development of the OX2 engine.

         Risk Factors

         You should carefully consider the following risks and the other information contained in this Report and in our other filings with the Securities and Exchange Commission before you decide to invest in us or to maintain or increase your investment. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties may also adversely impact and impair our business. If any of the following risks actually occur, our business, results of operations or financial condition would likely suffer. In such case, the trading price of our Common Stock could decline, and you may lose all or part of your investment.

 .    There can be no assurance that we will be able to develop successfully the
     --------------------------------------------------------------------------
     OX2 engine. No OX2 engines have been developed or manufactured for
     ----------
     production use, and no assurance can be given that the OX2 engine will be successfully developed or manufactured. Testing and development on the engine are still in progress and are being conducted in conjunction with UCR. Until further testing, research and development have been completed, we will not have a finished product for introduction into the market. We do not have an estimated completion date for the testing, research and development. Furthermore, we cannot provide assurance that we will be successful in the ultimate development of the engine for commercial applications.

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

 .    Our cash reserves may not be adequate to cover our costs of operations. To
     ----------------------------------------------------------------------
     date, we have covered our operating losses by privately placing securities. We expect to fund our general operations and marketing activities for 2002 with our current cash reserves, which were obtained from the sale of securities. However, our cost estimates do not include provisions for any contingencies, unexpected expenses or increases in costs that may arise.

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

 .    Our business depends on the protection of our intellectual property and may
     ---------------------------------------------------------------------------
     suffer if we are unable to protect adequately our intellectual property.
     -----------------------------------------------------------------------
     Currently, we have been granted one U.S. Patent for an Axial Piston Rotary Engine. We have one patent application pending in Australia for an Axial Piston Rotary Engine. We also have patent applications pending in countries throughout the world. We believe that our ability to establish and maintain our position in the market depends on these patents. We cannot provide assurance that our patent will not be invalidated, circumvented or challenged, that the rights granted under the patents will give us competitive advantages or that our patent applications will be granted.

 .    If we are found to infringe on the intellectual property rights of others,
     --------------------------------------------------------------------------
     we may not be able to continue the development and production of our
     --------------------------------------------------------------------
     engine, or we may have to enter into costly license or settlement
     -----------------------------------------------------------------
     agreements. Third parties may allege infringement by us with respect to
     ----------
     past, current or future intellectual property rights. Any claim of infringement, regardless of merit, could be costly, time consuming and could require us to develop non-infringing technology or enter into royalty, licensing or settlement agreements. These agreements could be on terms unfavorable or unacceptable to us and could significantly harm the development of our product, and, ultimately, our business. In the future, we may also have to enforce our patent and other intellectual property rights through litigation. Any such enforcement could also result in substantial costs and could materially affect our financial condition and our business.

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

 .    We have a history of losses. We have a history of operating losses and an
     ---------------------------
     accumulated deficit, as of June 30, 2001, of $6,231,758. Our ability to generate revenues and profits is subject to the risks and uncertainties encountered by development stage companies.

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

 .    Our Common Stock is not widely traded, which may result in illiquidity and
     --------------------------------------------------------------------------
     increased volatility. Our Common Stock is not widely traded, and, as a
     --------------------
     result, the prices quoted for our stock may not reflect its fair market value. Because of the low volume of trading in our Common Stock, our shareholders may find it difficult to sell their shares.

 .    Our principal shareholders can exercise significant control over us and
     -----------------------------------------------------------------------
     could limit the ability of our other shareholders to influence the outcome
     --------------------------------------------------------------------------
     of transactions requiring a shareholder vote. As of June 30, 2001,
     --------------------------------------------

     approximately 74% of our outstanding Common Stock is owned by our executive officers, directors and principal shareholders. These shareholders will have the ability to exercise influence over all matters requiring approval by our shareholders, including the election of directors and approval of significant corporate transactions.

Item 2.    Description of Property.

         We lease office space for our headquarters in Los Angeles, California and work space for engine development in Gardena, California.

Item 3.    Legal Proceedings.

         The following two lawsuits previously named us as a defendant. One action was filed in the State of New Mexico and the other in the State of California. Both actions were filed by the Estate of Paul Gerrard Ebbage (the "Estate") and concerned the Estate's beneficial entitlement to a percentage of shares of Common Stock that originally were issued to OX2 Ltd. (the "Disputed Shares"). In August 2000, we accepted the surrender of 10,713,238 shares of Common Stock, which we subsequently deposited with the Superior Court of the State of California, County of Los Angeles (the "Los Angeles Superior Court"), for the court to then determine who rightfully owns the Disputed Shares as between the plaintiff and the named defendants (other than us). In April 2001 a Joint Stipulation and Order Dismissing Verified Derivative Complaint and Verified Cross Complaint in Interpleader Without Prejudice (the "Joint Stipulation and Order") was entered into pursuant to which the action filed in the State of California was dismissed without prejudice. The Disputed Shares are still being held by the Los Angeles Superior Court pending the outcome of the action filed in the State of New Mexico. We were dismissed from the action filed in the State of New Mexico in May 2001.

         The two lawsuits are:

         1) Raymond J. Ebbage, as executor of the Estate of Paul Gerrard Ebbage
            -------------------------------------------------------------------
            v. Steven Charles Manthey, et.al. Superior Court of the State of
            ---------------------------------
            California, County of Los Angeles, No. BC 232758.

         2) Raymond J. Ebbage, as executor of the Estate of Paul Gerrard Ebbage
            -------------------------------------------------------------------
            v. Steven Charles Manthey, et.al. Second Judicial District, County
            ---------------------------------
            of Bernalillo, State of New Mexico, CV No. 2000-02628.

Item 4.    Submission of Matters to a Vote of Security Holders.

         None.

                                     Part II

Item 5.    Market for Common Equity and Related Stockholder Matters.

         Since the first quarter of 1998, our Common Stock has traded in the over-the-counter market and has been quoted on the Bulletin Board of the NASDAQ under the symbol: AENG.

         Set forth below is the range of high and low bid information by quarter for the last two fiscal years.

                                                High                Low
                                                ----                ---
July-September 1999                            14 7/8              4 1/2
October-December 1999                           4 1/2              2
January-March 2000                              4 7/8              3
April-June 2000                                 3 1/4              2 1/8
July-September 2000                             3 1/8              1 1/2
October-December 2000                           1 3/4                3/4
January-March 2001                              1 1/4                1/2
April-June 2001                                   1/2                7/8

         The above quotations were obtained from Standard & Poor's Comstock. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. As of October 3, 2001, we had 341 shareholders of record.

         We have not paid any dividends since inception. We do not anticipate paying any dividends in the future even if we were to have earnings.

         Sales of Unregistered Securities

         On April 2, 2001, we granted the following directors the number of shares of Common Stock set forth opposite his or her name, in consideration of such person's service as a director of the Company. Each director received 10,000 shares of Common Stock for each year of service as a director of the Company. Such shares were granted in reliance on the exemption provided by Rule 505 of Regulation D promulgated under the Securities Act of 1933, as amended. Each of Mr. Holmes, Mr. Hunt, Ms. Phillips and Mr. Shelby is an accredited investor.

                                                         Number of Shares of
                           Name of Director                 Common Stock
                           ----------------                 ------------

                           Noel Holmes                         10,000

                           George Hunt                         40,000

                           Alexandria Phillips                 10,000

                           Carroll Shelby                      20,000

                                    Total                      80,000


Item 6.    Management's Discussion and Analysis or Plan of Operation.

         We plan to continue the development of prototypes and marketing during the 2002 fiscal year. The planned activities include: (1) demonstrations to prospective original equipment manufacturers of products using internal combustion engines; (2) work with our joint venture partners and shareholders to continue the development, in the shorter term, of an engine for stationary generator applications and, in the longer term, of an engine for automobile and/or aircraft applications; and (3) the development of additional joint venture partners to market the engine. While prototypes of the OX2 engine exist, there can be no assurance that we will be successful in our marketing efforts, the development of our joint ventures or in the ultimate development of the engine for commercial applications.

     We expect that our cash flow requirements to fund general operations in 2002 will total approximately $1,000,000, including outside consulting fees and expenditures for equipment. We expect to fund these costs with our cash reserves, which were $176,225 as of June 30, 2001 and the Company also has available a $10,000,000 line of credit that can be drawn upon at any time at the discretion of the Board of Directors. Our cost estimates do not include provisions for any contingencies or unexpected expenses that may arise or any unanticipated increases in costs. As a result, our cash reserves may not be adequate to cover the actual costs of operations in the 2002 fiscal year, in which event we will be required to raise additional capital. Historically we have obtained cash through private placements of securities.

         Our net loss since inception (September 23, 1996) is $6,231,758. Our net loss for the 2001 fiscal year is $1,976,852.

         Currently, there are no signed contracts that will produce revenue, and we can provide no assurance that management will be successful in negotiating any such contracts.

         As discussed further in Note 8 to the financial statements, the financial statements for June 30, 2000 have been restated to reflect greater expense recognition in connection with the June 1999 stock grant agreement with the University Riverside Foundation.

Item 7.    Financial Statements.

                       ADVANCED ENGINE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                             JUNE 30, 2001 AND 2000

                                              ADVANCED ENGINE TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                        CONTENTS
                                                                   June 30, 2001

================================================================================

                                                                         Page
                                                                         ----

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                        11

FINANCIAL STATEMENTS

     Balance Sheet                                                        12

     Statements of Operations                                             13

     Statements of Shareholders' Equity                                  14-16

     Statements of Cash Flows                                            17-18

     Notes to Financial Statements                                       19-28

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
Advanced Engine Technologies, Inc.

We have audited the accompanying balance sheet of Advanced Engine Technologies, Inc. (a development stage company) as of June 30, 2001, and the related statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the management of Advanced Engine Technologies, Inc. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Engine Technologies, Inc. as of June 30, 2001, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
August 23, 2001

                                              ADVANCED ENGINE TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                   BALANCE SHEET
                                                                   June 30, 2001

================================================================================

                                     ASSETS

Current assets
     Cash and cash equivalents                                   $    176,225
     Due from related parties                                          21,000
     Prepaid expenses                                                  20,021
                                                                 ------------

         Total current assets                                         217,246

Property and equipment, net                                            62,528
Patents, net of accumulated amortization of $331,983                1,214,313
                                                                 ------------

                  Total assets                                   $  1,494,087
                                                                 ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Accounts payable and accrued expenses                       $     64,095
                                                                 ------------

         Total current liabilities                                     64,095
                                                                 ------------

Shareholders' equity
     Common stock, $0.001 par value
         50,000,000 shares authorized
         33,230,000 shares issued and outstanding                      33,230
     Additional paid-in capital                                    17,550,520
     Committed common stock under grant agreement                   2,790,000
     Subscription receivable                                      (10,000,000)
     Deferred costs under grant agreement                          (2,712,000)
     Deficit accumulated during the development stage              (6,231,758)
                                                                 ------------

              Total shareholders' equity                            1,429,992
                                                                 ------------

                  Total liabilities and shareholders' equity     $  1,494,087
                                                                 ============

   The accompanying notes are an integral part of these financial statements.

                                              ADVANCED ENGINE TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF OPERATIONS
                                  For the Years Ended June 30, 2001 and 2000 and
             for the Period from September 23, 1996 (Inception) to June 30, 2001

================================================================================

                                                                               For the
                                                                             Period from
                                                                            September 23,
                                                                                1996
                                                  For the Year Ended       (Inception) to
                                                        June 30,              June 30,
                                             ----------------------------
                                                 2001            2000           2001
                                             ------------    ------------   ------------
                                                              (restated)     (restated)
Expenses
   Operating                                 $    807,889    $    599,985   $  2,306,319
   Research and development                       259,023       1,341,376      2,125,399
   Stock grant expense                            930,000         930,000      1,938,000
   Write-off of patent                             23,332              --         23,332
                                             ------------    ------------   ------------

     Total expenses                             2,020,244       2,871,361      6,393,050
                                             ------------    ------------   ------------

Loss from operations                           (2,020,244)     (2,871,361)    (6,393,050)

Other income
   Interest income                                 43,392          70,704        161,292
                                             ------------    ------------   ------------

Net loss                                     $ (1,976,852)   $ (2,800,657)  $ (6,231,758)
                                             ============    ============   ============

Basic and diluted loss per share             $      (0.06)   $      (0.12)  $      (0.27)
                                             ============    ============   ============


Weighted-average shares outstanding            31,744,959      22,837,431     23,426,190
                                             ============    ============   ============

   The accompanying notes are an integral part of these financial statements.

                                              ADVANCED ENGINE TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                              STATEMENTS OF SHAREHOLDERS' EQUITY
             For the Period from September 23, 1996 (Inception) to June 30, 2001

================================================================================

                                                                  Committed                                    Deficit
                                                                   Common                      Deferred      Accumulated
                                                     Additional     Stock                        Costs        During the
                                 Common Stock         Paid-In     Under Grant  Subscription    Under Grant   Development
                            -----------------------
                               Shares      Amount     Capital      Agreement    Receivable     Agreement        Stage       Total
                            -----------------------   -------      ---------    ----------     ---------        -----     --------
Balance, September 23,
1996 (Inception)                    --   $     --    $      --   $        --   $        --  $         --   $       --   $       --
Common stock issued
for license rights          20,000,000     20,000      (18,000)                                                              2,000
Common stock issued
for cash                       499,200        499      498,701                                                             499,200
Common stock issued
for services                   600,000        600        5,400                                                               6,000
                                                                                                             (164,233)    (164,233)
                            ----------   --------    ---------   -----------   -----------  ------------   ----------   ----------

Balance, June 30, 1997      21,099,200     21,099      486,101            --            --            --     (164,233)     342,967
Common stock issued
for cash
                               500,800        501      500,299                                                             500,800
Net loss                                                                                                     (309,635)    (309,635)
                            ----------   --------    ---------   -----------   -----------  ------------   ----------   ----------

Balance, June 30, 1998      21,600,000     21,600      986,400            --            --            --     (473,868)     534,132
Common stock committed
under grant agreement                                              4,650,000                 (4,650,000)                        --

   The accompanying notes are an integral part of these financial statements.

                                              ADVANCED ENGINE TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                              STATEMENTS OF SHAREHOLDERS' EQUITY
             For the Period from September 23, 1996 (Inception) to June 30, 2001

================================================================================

                                                                              Committed                                  Deficit
                                                                                Common                    Deferred     Accumulated
                                                               Additional       Stock                       Costs       During the
                                         Common Stock           Paid-In      Under Grant   Subscription  Under Grant   Development
                                   ------------------------
                                       Shares     Amount        Capital       Agreement    Receivable      Agreement       Stage
                                   ------------------------  ------------   -------------  ----------    ------------  ------------
Common stock issued for assets
and services                          325,000           325       568,425
Common stock issued for services      400,000   $       400  $  1,999,600   $              $             $             $
Research and development expense
recognized under grant agreement                                                                               78,000
Net loss                                                                                                                   (980,381)
                                   ----------   -----------  ------------   -------------  ----------    ------------  ------------

Balance, June 30, 1999 (restated)  22,325,000        22,325     3,554,425       4,650,000           -      (4,572,000)   (1,454,249)
Common stock issued under grant
agreement                             200,000           200       929,800        (930,000)
Common stock issued for cash          400,000           400     1,999,600
Common stock issued for services       25,000            25        87,475
Research and development expense
recognized under grant agreement                                                                              930,000
Net loss                                                                                                                 (2,800,657)
                                   ----------   -----------  ------------   -------------  ----------    ------------  ------------

                                         Total
                                       -----------
Common stock issued for assets
and services                               568,750
Common stock issued for services       $ 2,000,000
Research and development expense
recognized under grant agreement            78,000
Net loss                                  (980,381)
                                       -----------

Balance, June 30, 1999 (restated)        2,200,501
Common stock issued under grant
agreement                                        -
Common stock issued for cash             2,000,000
Common stock issued for services            87,500
Research and development expense
recognized under grant agreement           930,000
Net loss                                (2,800,657)
                                       -----------

   The accompanying notes are an integral part of these financial statements.

                                              ADVANCED ENGINE TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                              STATEMENTS OF SHAREHOLDERS' EQUITY
             For the Period from September 23, 1996 (Inception) to June 30, 2001

--------------------------------------------------------------------------------

                                                             Committed                                     Deficit
                                                              Common                         Deferred    Accumulated
                                                 Additional    Stock                          Costs       During the
                               Common Stock       Paid-In    Under Grant   Subscription     Under Grant  Development
                           ------------------
                            Shares    Amount      Capital    Agreement      Receivable       Agreement      Stage         Total
                           ------------------    ----------  -----------   -------------    -----------  ------------   ----------
Balance, June 30, 2000
(restated)                 22,950,000 $ 22,950   $ 6,571,300 $3,720,000    $           -   $ (3,642,000)  $(4,254,906) $ 2,417,344
Common stock issued
under grant agreement         200,000      200       929,800   (930,000)                                                         -
Common stock subscribed    10,000,000   10,000     9,990,000                 (10,000,000)                                        -
Common stock issued for
services                       80,000       80        49,920                                                                50,000
Stock options issued
for services                                           9,500                                                                 9,500
Research and
development expense
recognized under grant
agreement                                                                                       930,000                    930,000
Net loss                                                                                                   (1,976,852)  (1,976,852)
                           ---------- --------   ----------- ----------     ------------   ------------   -----------  -----------
Balance, June 30, 2001     33,230,000 $ 33,230   $17,550,520 $2,790,000     $(10,000,000)  $ (2,712,000)  $(6,231,758) $ 1,429,992
                           ========== ========   =========== ==========     ============   ============   ===========  ===========

   The accompanying notes are an integral part of these financial statements.

                                              ADVANCED ENGINE TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF CASH FLOWS
                                                    For the Years Ended June 30,

================================================================================

                                                                                           For the
                                                                                         Period from
                                                                                        September 23,
                                                                                            1996
                                                            For the Year Ended         (Inception) to
                                                                 June 30,                 June 30,
                                                        ---------------------------
                                                           2001             2000            2001
                                                        -----------     -----------     -----------
                                                                        (restated)       (restated)
Cash flows from operating activities
   Net loss                                             $(1,976,852)    $(2,800,657)    $(6,231,758)
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Stock grant expense                                  930,000         930,000       1,938,000
       Depreciation and amortization                        186,350         188,207         424,193
       Common stock issued for assets and services           50,000          87,500         714,250
       Stock options issued for services                      9,500              --           9,500
       Write-off of patents                                  23,332              --          23,332
       (Increase) decrease in
         Due from related parties                             5,000         (26,000)        (21,000)
         Prepaid expenses                                     2,747         (14,552)        (20,021)
       Increase (decrease) in
         Accounts payable and accrued expenses              (51,264)        112,479          64,096
         Accrued payroll                                     (5,000)          5,000              --
                                                        -----------     -----------     -----------

Net cash used in operating activities                      (826,187)     (1,518,023)     (3,099,408)
                                                        -----------     -----------     -----------
Cash flows from investing activities
   Acquisition of patents                                   (24,578)             --      (1,590,046)
   Purchase of property and equipment                            --         (16,782)       (134,321)
                                                        -----------     -----------     -----------

Net cash used in investing activities                       (24,578)        (16,782)     (1,724,367)
                                                        -----------     -----------     -----------
Cash flows from financing activities
   Proceeds from note payable                                    --              --         500,000
   Repayment of note payable                                     --              --        (500,000)
   Proceeds from issuance of common stock                        --       2,000,000       5,000,000
                                                        -----------     -----------     -----------

Net cash provided by financing activities                        --       2,000,000       5,000,000
                                                        -----------     -----------     -----------

   The accompanying notes are an integral part of these financial statements.

                                              ADVANCED ENGINE TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF CASH FLOWS
                                                    For the Years Ended June 30,

================================================================================

                                                                                           For the
                                                                                         Period from
                                                                                        September 23,
                                                                                            1996
                                                           For the Year Ended          (Inception) to
                                                                June 30,                  June 30,
                                                      ----------------------------
                                                         2001             2000             2001
                                                      -----------      -----------      -----------
                                                                        (restated)       (restated)
Net increase (decrease) in cash and cash
   equivalents                                        $  (850,765)     $   465,195      $   176,225

Cash and cash equivalents, beginning of
   period                                               1,026,990          561,795               --
                                                      -----------      -----------      -----------

Cash and cash equivalents, end of period              $   176,225      $ 1,026,990      $   176,225
                                                      ===========      ===========      ===========

Supplemental disclosures of cash flow
information

   Interest paid                                      $        --      $        --      $        --
                                                      ===========      ===========      ===========

   Income taxes paid                                  $        --      $        --      $        --
                                                      ===========      ===========      ===========

      Supplemental Schedule of Non-Cash Investing and Financing Activities
      --------------------------------------------------------------------

     In connection with a stock grant agreement with the University of Riverside Foundation, the Company issued 400,000 shares of common stock during the period of September 23, 1996 (inception) to June 30, 2001, including 200,000 shares each, during the year ended June 30, 2001 and 2000.

     In addition to the above, the Company issued 21,430,000 shares of common stock for services and assets valued at $2,714,250 during the period of September 23, 1996 (inception) to June 30, 2001, including 25,000 shares valued at $87,500, and 80,000 shares valued at $50,000, for the years ended June 30, 2000 and 2001, respectively.

     The Company issued 25,000 stock options for services valued at $9,500 during the period of September 23, 1996 (inception) to June 30, 2001. These stock options were all issued during the year ended June 30, 2001.

   The accompanying notes are an integral part of these financial statements.

                                              ADVANCED ENGINE TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS

                                                                   June 30, 2001

================================================================================

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

         Advanced Engine Technologies, Inc. (the "Company") was incorporated under the laws of Colorado and began operations on September 23, 1996. The Company was formed to acquire the rights to manufacture, distribute, and market the OX2 combustion engine throughout the United States, Canada, and Mexico. On October 18, 1996, the Company entered into a sublicense agreement with OX2, a company incorporated under the laws of the Republic of Vanuatu, whereby the Company acquired the rights to manufacture, distribute, and market the OX2 combustion engine. Pursuant to the terms of the sublicense agreement, the Company immediately issued 20,000,000 shares of its common stock to OX2 and must pay a 15% royalty on gross proceeds from sales of the engine and engine rights. In addition, the sublicense agreement provided that the Company issue to OX2 an additional 19,000,000 shares of common stock upon the completion of certain emission tests. In December 1998, the parties agreed to cancel the royalty requirement and the requirement to issue the additional 19,000,000 shares of common stock.

         In May 1999, pursuant to a written agreement with OX2, OX2 (Intellectual Property), and Advanced Engine Technology PTY Ltd., the Company acquired the worldwide patent rights for the OX2 combustion engine for $1,500,000. This agreement terminated the October 1996 sublicense agreement. The Company has assumed responsibility for worldwide patent maintenance and enforcement, as well as engine development, manufacturing, marketing, and sales activities.

         As of June 30, 2001, the Company's operations consisted of marketing, testing, and developing the OX2 combustion engine for commercial applications and raising any necessary capital investments. Management does not expect to generate significant sales revenue during the year ending June 30, 2002. Accordingly, planned principal operations have not commenced.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Development Stage Enterprise
         ----------------------------

         The Company is a development stage enterprise as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." All losses accumulated since inception have been considered as part of the Company's development stage activities.

         Comprehensive Income
         --------------------

         The Company utilizes Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive

                                             ADVANCED ENGINE TECHNOLOGIES, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                                  NOTES TO FINANCIAL STATEMENTS
                                                                  June 30, 2001

================================================================================


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Comprehensive Income (Continued)
         --------------------

income is not presented in the Company's financial statements since the Company did not have any of the items of comprehensive income in any period presented.

         Cash and Cash Equivalents
         -------------------------

         For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with original maturity of three months or less to be cash equivalents.

         Property and Equipment
         ----------------------

         Property and equipment are stated at cost. Depreciation is provided on a straight-line basis over an estimated useful life of three to 10 years.

         Patent Rights
         -------------

         Patent rights are amortized on a straight-line basis over the remaining estimated useful life of five to 10 years. The Company continually reviews its patent rights to assess recoverability from estimated future net cash flows. To date, these reviews have not resulted in a reduction of these assets.

         Impairment of Long-Lived Assets
         -------------------------------

         The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company would recognize an impairment loss based on the estimated fair value of the asset.

         Stock-Based Compensation
         ------------------------

         SFAS No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current implicit value accounting method specified in Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation issued to employees.

         The Company has elected to use the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation.

                                              ADVANCED ENGINE TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   June 30, 2001

================================================================================


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Research and Development Costs
         ------------------------------

         Research and development costs are expensed as incurred.

         Advertising Costs
         -----------------

         The Company expenses advertising costs as incurred. Advertising costs amounted to $24,704 and $84,249 for the years ended June 30, 2001 and 2000, respectively.

         Income Taxes
         ------------

         The Company uses the asset and liability method of accounting for income taxes. The asset and liability method accounts for deferred income taxes by applying enacted statutory rates in effect for periods in which the difference between the book value and the tax bases of assets and liabilities are scheduled to reverse. The resulting deferred tax asset or liability is adjusted to reflect changes in tax laws or rates. Because the Company is a development stage company, no benefit has been realized for the tax effect of the net operating loss carryforward for tax purposes due to the uncertainty of its realization.

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

         Recently Issued Accounting Pronouncements
         -----------------------------------------

         In June 2000, the Financial Accountant Standards Board ("FASB") issued SFAS No. 138, "Accounting for Certain Instruments and Certain Hedging Activities." This statement is not applicable to the Company.

                                              ADVANCED ENGINE TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   June 30, 2001

================================================================================


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Recently Issued Accounting Pronouncements (Continued)
         -----------------------------------------

         In June 2000, the FASB issued SFAS No. 139, "Rescission of FASB Statement No. 53 and Amendments to Statements No. 63, 89, and 121." This statement is not applicable to the Company.

         In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125." This statement is not applicable to the Company.

         In July 2001, the FASB issued SFAS No. 141, "Business Combinations." This statement addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Bulletin ("APB") Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Pre-Acquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this statement are to be accounted for using one method, the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method for those business combinations is prohibited. This statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later.

         In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. It is effective for fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been issued previously.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of long-lived assets, except for certain obligations of lessees. This statement is not applicable to the Company.

NOTE 3 - CASH AND CASH EQUIVALENTS

         The Company maintains its cash balances at a bank located in Southern California. The balances at the bank are insured by the Federal Deposit Insurance Corporation up to $100,000. At times, cash balances are in excess of the insured limit.

                                              ADVANCED ENGINE TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   June 30, 2001

================================================================================

NOTE 4 - PROPERTY AND EQUIPMENT

    Property and equipment at June 30, 2001 consisted of the following:

             Automobile                                           $      10,000
             Furniture                                                   12,242
             Computer equipment                                          44,156
             Manufacturing equipment and tooling                         67,922
                                                                  -------------

                                                                        134,320

            Less accumulated depreciation                                71,792
                                                                  -------------

                           Total                                  $      62,528
                                                                  ==============


         Depreciation expense was $25,156 and $27,285 for the years ended June 30, 2001 and 2000, respectively.

NOTE 5 - SHAREHOLDERS' EQUITY

         Common Stock
         ------------

         As described in Note 1, in October 1996, the Company issued 20,000,000 shares of its common stock to OX2 for the rights to manufacture, distribute, and market the OX2 combustion engine.

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

                                              ADVANCED ENGINE TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   June 30, 2001

================================================================================

NOTE 5 - SHAREHOLDERS' EQUITY (Continued)

         Common Stock (Continued)
         ------------

         In November 1998, the Company issued 25,000 shares of restricted stock to purchase patents, copyrights, designs, and prototypes to be used with the Company's technology. This transaction was valued at $43,750 and recorded as an intangible asset. The asset was written off during the year ended June 30, 2001.

         In April 1999, the Company issued 400,000 shares of common stock for $2,000,000 in a private placement. During the third quarter of 1999, the Company issued an additional 400,000 shares of common stock to the same party for $2,000,000 in a private placement.

         In January 2000, the Company issued 25,000 shares of common stock in exchange for services related to the performance testing of the OX2 combustion engine. This transaction was valued at $87,500 and was charged to expense.

         During the year ended June 30, 2001, in a private placement, the Company entered into a subscription agreement with a current shareholder to issue 10,000,000 shares of the Company's common stock in exchange for $10,000,000. In addition, the Company also issued 2,000,000 stock options to the investor for his investment in the Company. The stock options, which were immediately vested, carry an exercise price of $0.625 per share. On September 6, 2000, the Company issued the stock under subscription. The Board of Directors plans to request payments on the subscription receivable as funds are required for operations.

         In April 2001, the Company issued 80,000 shares of common stock valued at $50,000 for services provided by directors.

         Stock Grant Agreement
         ---------------------

         In June 1999, the Company agreed to issue 1,000,000 shares of restricted common stock to the University of California Riverside Foundation in five annual installments of 200,000 shares each. The donated stock is to provide an endowment for research funds for the College of Engineering Center for collaborative research on the development of advanced engine technologies. For financial statement presentation purposes, the stock under the grant agreement is treated as committed stock until its issuance. The first, second, and third installments were issued in July 1999, July 2000, and September 2001, respectively.

         Expense on the grant is being recognized ratably over a five-year period based upon an estimated fair value at the date of the grant of $4.65 per share. This estimate of its fair value is based upon the tracking price of the stock on the grant date of $7.75 per share, less a 40% discount because the stock was restricted, and the Company's stock had a very low trading volume at the time of the grant agreement, and the Company was still in a development stage. During the period from September 23, 1996

                                    ADVANCED ENGINE TECHNOLOGIES, INC.
                                         (A DEVELOPMENT STAGE COMPANY)
                                         NOTES TO FINANCIAL STATEMENTS
                                                         June 30, 2001


======================================================================

NOTE 5 - SHAREHOLDERS' EQUITY (Continued)

         Stock Grant Agreement (Continued)
         ---------------------

(inception) to June 30, 2001, the Company recognized total expense on the stock grant of $1,938,000, including $930,000 for each the years ended June 30, 2001 and 2000.

         Stock Options
         -------------

         The Company maintains the 2000 Stock Incentive Plan (the
"Plan") under which a maximum of 10,000,000 shares of common stock may be issued to employees, directors, and consultants. The options vest over a period that is determined by the Board of Directors. The options expire no later than 10 years after the date of grant.

         The Company has adopted only the disclosure provisions of SFAS No. 123. It applies APB No. 25 and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options issued to outside third parties.

         If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the year ended June 30, 2001:

                  Net loss
                      As reported                                     $     (1,976,852)
                      Pro forma                                       $     (2,600,857)
                  Basic loss per common share
                      As reported                                     $          (0.06)
                         Pro forma                                    $          (0.08)


         The following summarizes all of the Company's stock option transactions:

                                                                          Weighted-
                                                        Stock             Average
                                                       Options            Exercise
                                                     Outstanding           Price
                                                   ---------------    ----------------


                  Outstanding, June 30, 2000                     -    $              -
                      Granted                            3,700,000    $          0.625
                                                   ---------------

                  Outstanding, June 30, 2001             3,700,000    $          0.625
                                                   ===============

                  Exercisable, June 30, 2001             3,700,000    $          0.625
                                                   ===============

                                    ADVANCED ENGINE TECHNOLOGIES, INC.
                                         (A DEVELOPMENT STAGE COMPANY)
                                         NOTES TO FINANCIAL STATEMENTS
                                                         June 30, 2001

======================================================================


NOTE 5 - SHAREHOLDERS' EQUITY (Continued)

         Stock Options (Continued)
         -------------

         Information relating to these options is as follows:

                                                                                      Weighted-      Weighted-
                                                                    Weighted-          Average        Average
                                                                     Average           Exercise       Exercise
                                Stock             Stock             Remaining          Price of       Price of
               Exercise        Options           Options           Contractual         Options         Options
                Price        Outstanding        Exercisable           Life          Outstanding      Exercisable
         ------------------  -----------       ---------------  ----------------  ---------------  ----------------
         $            0.625        3,700,000         3,700,000        9.84 years  $         0.625  $          0.625


         For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended June 30, 2001: dividend yield of 0%, expected volatility of 100%, risk-free interest rate of 4.28%, and expected life of three years. The weighted-average fair value of options granted during the year ended June 30, 2001 for which the exercise price equals the market price on the grant date was $0.60, and the weighted-average exercise price was $0.625.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

NOTE 6 - INCOME TAXES

         At June 30, 2001, the Company had deferred tax assets amounting to approximately $1,018,000. The deferred tax assets consist primarily of the tax benefit of net operating loss carryforwards and are fully offset by a valuation allowance of the same amount.

         The net change in the valuation allowance for deferred tax assets was an increase of approximately $477,000 and $847,000 for the years ended June 30, 2001 and 2000, respectively. The net change is due primarily to the increase in net operating loss carryforwards.

         At June 30, 2001, the Company had net operating loss carryforwards of approximately $2,555,000 available to offset future state and federal taxable income. These carryforwards begin to expire in 2017.

                                              ADVANCED ENGINE TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   June 30, 2001

================================================================================

NOTE 7 - RELATED PARTY TRANSACTIONS

     The Company paid consulting fees to its former President, who is also a stockholder/former director, in the amount of $293,503 from September 23, 1996 (inception) to June 30, 2001, including $3,200 and $79,100 for the years ended June 30, 2001 and 2000, respectively.

     The Company paid administrative fees and reimbursed expenses to a company that is owned a stockholder in the amount of $117,693 from September 23, 1996 (inception) to June 30, 2001, including $16,123 and $51,560 for the years ended June 30, 2001 and 2000, respectively.

     The Company has paid research and development costs and rent to a company owned by its current President in the amount of $225,824 from September 23, 1996 (inception) to June 30, 2001, including $101,387 and $124,437 for the years ended June 30, 2001 and 2000, respectively.

     The Company shares office space with a legal corporation in which its Secretary is a principal, which also serves as part of the Company's legal counsel. For the period from September 23, 1996 (inception) to June 30, 2001, the Company incurred legal fees, rent, and other reimbursement costs of $340,142, including $152,157 and $187,985 for the years ended June 30, 2001 and 2000, respectively.

     The Company has paid for services to a company that is a stockholder in the amount $71,956 from September 23, 1996 (inception) to June 30, 2001. These services were all paid during the year ended June 30, 2000.

     In May 2000, the Company paid engine development costs to an individual who is a stockholder of OX2 in the amount of $300,000.

     In October 1996, the Company issued 600,000 shares of its common stock to one of its founders in exchange for his services in organizing the Company. The transaction was recorded at the estimated fair market value of the services provided, which was $6,000, as this was more readily determinable than the fair market value of the stock.

     See Note 1, for related party transactions in connection with a sublicense agreement and a patent and license agreement.

     At June 30, 2001, the Company had an outstanding receivable from its Secretary of $21,000 for reimbursement of remodeling costs on office space that the Company and its Secretary share.

     During the year ended June 30, 2001, a $26,000 receivable was repaid to the Company by an entity owned by the President of the Company.

                                              ADVANCED ENGINE TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   June 30, 2001

================================================================================

NOTE 8- RESTATEMENT OF THE JUNE 30, 2000 FINANCIAL STATEMENTS

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

NOTE 9 - SUBSEQUENT EVENTS

     In September 2001, the Company issued the third installment of 200,000 shares of its common stock to the University of California Riverside Foundation in connection with their June 1999 agreement.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Previous Independent Auditors

     On November 16, 2000, we decided not to reappoint Neff & Ricci LLP ("Neff & Ricci") as our independent auditors to audit our financial statements for the fiscal year ended June 30, 2001, and the client-auditor relationship with Neff & Ricci was terminated effective as of April 25, 2001. Our Board of Directors (the "Board") approved the decision.

     The reports of Neff & Ricci on our financial statements for the past two fiscal years ended June 30, 2000 contained no adverse opinion or disclaimer of opinion and were not modified as to uncertainty, audit scope or accounting principles.

     In connection with its audits for our two most recent fiscal years and through April 25, 2001, there have been no disagreements with Neff & Ricci on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Neff & Ricci, would have caused them to make reference thereto in their report on our financial statements for such years.

     We requested that Neff & Ricci furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements. A copy of such letter, dated October 10, 2001, is filed as an exhibit hereto.

     New Independent Auditors

     On April 25, 2001 and effective as of such date, the Board approved and appointed Singer Lewak Greenbaum & Goldstein LLP ("Singer Lewak") as our independent auditors to audit our financial statements for the fiscal year ended June 30, 2001. The Board approved the decision.

     The Board will submit its decision for ratification by our shareholders during our annual meeting of shareholders to be held later this year.

     The decision to change independent auditors was primarily based on a recommendation from Neff & Ricci, whose offices are located in Albuquerque, New Mexico, that we might better be served by independent auditors whose offices are located in the same geographical area as our corporate headquarters and principal place of business (Los Angeles, California).

     During our two most recent fiscal years and through April 25, 2001, we have not consulted with Singer Lewak regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements or (ii) any matter that was either the subject of a disagreement or event described in Item 304(a)(1)(iv)(A) of Regulation S-B.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

     Our current directors and executive officers, their ages and positions held in the Company as of October 3, 2001 are as follows:

           Name                       Age             Current Position
           ----                       ---             ----------------

M. Neil Cummings                       50                 Secretary

Noel Holmes                            52                 Director

John Luft                              44          Chief Operating Officer

Alexandria Phillips                    53            Director, Treasurer

Richard C. Ronzi                       63                 Director

Carroll Shelby                         77            Director, President



     Our directors will serve in such capacity until the next annual meeting of our shareholders and until their successors have been elected and qualified. Our officers serve at the discretion of our directors.

     Carroll Shelby - President, Director

     Carroll Shelby has over 50 years of successful experience in the engine industries. He has been inducted into a number of automotive-related Halls of Fame. Mr. Shelby has been our president since May 2000 and one of our directors since 1998.

     Mr. Shelby is a founder and director of:

           Shelby American, Inc.
           Carroll Shelby Licensing, Inc.
           Shelby Technologies
           Carroll Shelby Enterprises
           Carroll Shelby Children's Foundation
           International Chili Society

     M. Neil Cummings - Secretary

     M. Neil Cummings has been a practicing lawyer in the State of California since 1977 and was a partner for many years in the Los Angeles law firm of Walker, Wright, Tyler & Ward. In July 1995, Mr. Cummings founded, and is currently the owner and president of, M. Neil Cummings and Associates, a professional law corporation that focuses on the area of business law, with an emphasis on licensing and intellectual property in the context of existing and emerging modes of ground transportation. Mr. Cummings has been our secretary since 1999.

     John Luft - Chief Operating Officer

     John Luft was the director of resorts/attractions marketing for the Walt Disney Corporation at the Walt Disney World (WDW) Resort in Orlando, Florida from 1992 to 1994. From 1985 to 1992, Mr. Luft was the corporate director of U.S. marketing for Hilton Hotels Corporation and from 1994 to 1999 he served as Hilton's director of global and strategic partnership & product development. He also served as the senior vice president of global marketing and sales and business development at SkyNet Holdings, Inc. from 1999 to 2000. Mr. Luft earned a BA degree from the University of Southern California in Marketing and Speech Communications. Mr. Luft has been our chief operating officer since September 2001.

     Alexandria Phillips - Director/Treasurer

     Alexandria Phillips brings to the Company her years of wide ranging experience and expertise as a tax advisor and financial consultant to Robert E. Petersen and entities controlled by Mr. Petersen. Ms. Phillips resides in Southern California and has been our treasurer since 2000 and one of our directors since 1999.

     Noel Holmes - Director

     Noel Holmes is a native of Australia, but spends a good deal of time in Southern California, while maintaining a diverse international business and accounting practice. Mr. Holmes commenced his career in 1968 while practicing in an Australian chartered accounting firm, earned certificates in Australian practicing from the Institute of Chartered Accountants in 1973 and has practiced as a senior partner in an Australian chartered accounting firm since 1974. Mr. Holmes is a director of private investment and property companies in the United States, Australia, Singapore, the United Kingdom and Malaysia. Mr. Holmes has been one of our directors since 1999.

     Richard C. Ronzi - Director

     Richard C. Ronzi recently retired after 38 years with Ford Motor Company. Mr. Ronzi's positions at Ford included Director, Power Train Research; Executive Director, Engineering and Manufacturing Staff; Vice President/Chief Engineer, Ford New Holland; and Chief Engineer, Transmission/Driveline Engineering. Mr. Ronzi played a major role in Ford's work with the orbital engine, Wankel engines, advanced gas turbines, Stirling engines and commercial truck direct injection Diesel engines. Mr. Ronzi earned a BSME degree from the University of Detroit and a MSME degree from the University of Michigan. Mr. Ronzi has been one of our directors since 2000.

     Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our officers and directors, and persons who beneficially own more than ten percent of our Common Stock, file reports of ownership and changes in ownership with the commission. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. To our knowledge, the following persons have failed to file, on a timely basis, the identified Section 16(a) reports during the most recent fiscal year:

           -------------------------------------------------------------------------------------
                Name and Principal                                   Known Failures to File a
                     Position            Number of Late Reports          Required Report

           -------------------------------------------------------------------------------------
           -------------------------------------------------------------------------------------
           Robert E. Petersen                        0                           1
           -------------------------------------------------------------------------------------
           Carroll Shelby,
           President and Director                    0                           2
           -------------------------------------------------------------------------------------
           Alexandria Phillips,
           Treasurer and Director                    0                           2
           -------------------------------------------------------------------------------------
           Noel Holmes,
           Director                                  0                           2
           -------------------------------------------------------------------------------------
           M. Neil Cummings,
           Secretary                                 0                           1
           -------------------------------------------------------------------------------------
           John Luft,
           Chief Operating Officer                   0                           1
           -------------------------------------------------------------------------------------
           Richard C. Ronzi,
           Director                                  0                           1
           -------------------------------------------------------------------------------------

Item 10. Executive Compensation.

     The following table sets forth information regarding the annual and long-term compensation paid to our executive officers during the last fiscal year.

                           SUMMARY COMPENSATION TABLE

----------------------------------------------------------------------------------------------------------------------------------
                                                 Annual Compensation                         Long-Term Compensation
                                          ----------------------------------------------------------------------------------------
                                                                                        Awards                    Payouts
                                                                              ----------------------------------------------------
Name And Principal                Year    Salary       Bonus        Other     Restricted    Securities       LTIP      All Other
Position                                     $           $         Annual       Stock       Underlying      Payouts     Compen-
                                                                   Compen-     Award(s)      Options/         ($)       sation
                                                                   sation         $            SARs                       ($)
                                                                      $                         (#)
----------------------------------------------------------------------------------------------------------------------------------
Carroll Shelby,                   2001     60,000       ---          ---          ---        1,000,000        ---      $13,200(2)
President, Director (1)
                                --------------------------------------------------------------------------------------------------
                                  2000     10,000       ---          ---          ---           ---           ---         ---
                                --------------------------------------------------------------------------------------------------
                                  1999      -0-         ---          ---          ---           ---           ---         ---
----------------------------------------------------------------------------------------------------------------------------------

(1)  Mr. Shelby became an officer in 2000.

(2) Represents the market value of 20,000 shares of Common Stock granted to Mr. Shelby during the past fiscal year, based on an average between the closing bid and ask prices of $0.66 per share on April 2, 2001, the date of grant. These shares were granted under the Company's 2000 Stock Incentive Plan, as amended.

     Option Grants in the Last Fiscal Year

     The following table sets forth information with respect to the options granted to our executive officers during the last fiscal year.

                        OPTION GRANTS IN LAST FISCAL YEAR
                               (Individual Grants)

              ---------------------------------------------------------------------------------------------------

                                                                 Percent Of
                                                Number Of          Total
                                                Securities        Options
                                                Underlying       Granted To
                                                  Options        Employees     Exercise Or Base
                                                Granted (#)      In Fiscal          Price          Expiration
                          Name                      (1)             Year            ($/Sh)            Date
              ---------------------------------------------------------------------------------------------------
                      Caroll Shelby              1,000,000          100%           $ 0.625          4/27/2011
              ---------------------------------------------------------------------------------------------------


(1) These options were granted under the Company's 2000 Stock Incentive Plan, as amended.

     Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

     The following table sets forth certain information with respect to the number and value of unexercised options held by our executive officers at June 30, 2001. Our executive officers did not exercise any options during the last fiscal year.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTION VALUES

----------------------------------------------------------------------------------------------------------
                                                                             Value of Unexercised
                                   Number of Securities Underlying           In-the-Money Options
                                  Unexercised Options at FY-End (#)              at FY-End ($)
           Name                      Exercisable/ Unexercisable         Exercisable/ Unexercisable (1)
----------------------------------------------------------------------------------------------------------
Caroll Shelby..............          1,000,000            -0-             $ 25,000            $ -0-
----------------------------------------------------------------------------------------------------------

(1) Represents the value of the shares of Common Stock underlying options, based on an average between closing bid and ask prices of $0.65 per share on June 30, 2001 less the aggregate exercise price.

Item 11.   Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth, as of October 3, 2001, the number of shares of Common Stock beneficially owned by (i) each person who was known by us to own beneficially more than five percent (5%) of our Common Stock; (ii) our directors; (iii) our executive officers; and (iv) our directors and officers as a group. As of October 3, 2001, there were 33,455,000 shares of Common Stock issued and outstanding.

           Name & Address                    Amount and Nature of   Percent of
                                                                    ----------
        Of Beneficial Owner                  Beneficial Ownership    Class (1)
        -------------------                  --------------------    -----

Robert E./Margaret M. Petersen                  15,195,534 (2)        45.42%
6420 Wilshire Blvd./20th Floor
Los Angeles, California 90048

OX2 Engine (Distribution) Pty. Ltd.             10,963,238 (3)        32.77%
1-2 Greg Chappell Road
Burleigh Heads
Queensland, Australia, 4220

Carroll Shelby                                   1,380,000 (4)         4.12%
c/o Advanced Engine Technologies, Inc.
11150 W. Olympic Blvd., Suite 1050
Los Angeles, California 90064

Alexandria Phillips                                296,000 (5)            *
c/o Advanced Engine Technologies, Inc.
11150 W. Olympic Blvd. Suite 1050
Los Angeles, California 90064

Noel Holmes                                        210,000 (6)            *
c/o Advanced Engine Technologies, Inc.
11150 W. Olympic Blvd. Suite 1050
Los Angeles, California, 90064

M. Neil Cummings                                   101,402 (7)            *
c/o Advanced Engine Technologies, Inc.
11150 W. Olympic Blvd. Suite 1050
Los Angeles, California, 90064

John Luft                                          100,000 (8)            *
c/o Advanced Engine Technologies, Inc.
11150 W. Olympic Blvd., Suite 1050
Los Angeles, California, 90064

Richard C. Ronzi                                    50,000 (9)            *
c/o Advanced Engine Technologies, Inc.
11150 W. Olympic Blvd., Suite 1050
Los Angeles, California, 90064

Directors and Executive Officers as a Group      2,137,402             6.39%

*        Less than 1%.

1) Applicable percentage of ownership is based on 33,455,000 shares of our common stock outstanding as of October 3, 2001. Does not include 250,000 shares of our common stock that may be issued to Carroll Shelby in connection with the joint venture agreement we entered into with Carroll Shelby on July 15, 1998. Shares of our common stock that a person has the right to acquire within 60 days of October 3, 2001 are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group.

2) These shares are owned by the R.E. & M. Petersen Living Trust DTD 1/17/83 (the "Petersen Trust"). Robert E. and Margaret M. Petersen are the trustees of the Petersen Trust. Includes 2,000,000 shares of our common stock issuable upon the exercise of outstanding options granted to the Petersen Trust.

3) The ownership of these shares is disputed, and such dispute is the subject of the lawsuit between the Estate of Paul Ebbage and Steven Manthey et. al. The shares are beneficially owned by OX2 Ltd., but have been deposited with the Superior Court of the State of California, County of Los Angeles, in the name of Advanced Engine Technologies, Inc., pending the outcome of a lawsuit between the parties.

4) Includes 1,000,000 shares of our common stock issuable upon the exercise of outstanding options granted under the Company's 2000 Stock Incentive Plan, as amended.

5) Includes 200,000 shares of our common stock issuable upon the exercise of outstanding options granted under the Company's 2000 Stock Incentive Plan, as amended.

6) Includes 200,000 shares of our common stock issuable upon the exercise of outstanding options granted under the Company's 2000 Stock Incentive Plan, as amended.

7) Includes 100,000 shares of our common stock issuable upon the exercise of outstanding options granted under the Company's 2000 Stock Incentive Plan, as amended.

8) Includes 100,000 shares of our common stock issuable upon the exercise of outstanding options granted under the Company's 2000 Stock Incentive Plan, as amended.

9) Includes 50,000 shares of our common stock issuable upon the exercise of outstanding options granted under the Company's 2000 Stock Incentive Plan, as amended.

Item 12.   Certain Relationships and Related Transactions.

         We have paid research and development costs and rent to a company owned by Carroll Shelby, our president, a director and a shareholder, in the amount of $124,437 for the fiscal year ended June 30, 2000 and in the amount of $101,387 for the fiscal year ended June 30, 2001.

         On July 15, 1998, we entered into a joint venture agreement with Mr. Shelby to develop the OX2 engine for use in a standard application for motor vehicles and to promote the OX2 engine to the automotive industry. The agreement will expire on December 31, 2001. Mr. Shelby received 300,000 shares of Common Stock for the initial joint venture agreement and will receive an additional 250,000 shares if the objective of the joint venture agreement is obtained.

         We have paid legal fees and have reimbursed expenses, including rent, to a company that is owned by M. Neil Cummings, our secretary and a shareholder, in the amount of $187,985 for the fiscal year ended June 30, 2000, and in the amount of $152,157 for the fiscal year ended June 30, 2001. As of June 30, 2001, we have an outstanding receivable of $21,000, from a company owned by Mr. Cummings to reimburse Mr. Cummings' company for the build-out of office space.

         In May 2000, we paid engine development costs to Steven Manthey, who is a shareholder of OX2 Ltd., in the amount of $300,000.

Item 13.    Exhibits, List and Reports on Form 8-K

        Exhibits

        Number      Description
        ------      -----------

           3.1 Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form
                    10-SB12G, filed on December 17, 1998).

           3.2 Form of Amended and Restated By-Laws of the Registrant (this is a compilation of the Registrant's By-Laws reflecting amendments made on December 7, 1999 and November 16, 2000).

          10.1 Cancellation of the issuance of 19,000,000 shares of the Registrant's Common Stock (incorporated by reference to Exhibit 10.2 to the Registrant's Report on Form 10-KSB for the fiscal year ended June 30,
                    1999).

          10.2 Deed of Agreement Concerning the Patents, Licensing and Research and Development in Relation to the OX2 Engine, by and among the Registrant, Advanced Engine Technology Pty. Ltd. AN 063 092 759, OX2 Intellectual Property Inc., and OX2 Engine (Distribution) Limited, dated as of May 12, 1999 (incorporated by reference to Exhibit 10.2 to the Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 1999).

          10.3 Joint Venture Agreement by and between the Registrant and Carroll Shelby, dated as of July 15, 1998 (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form 10-SB12G, filed on December 17, 1998).

          10.4 Agreement by and between the Registrant and Steven Charles Manthey, dated as of May 23, 2000 (incorporated by reference to Exhibit 10.4 to the Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 2000).

          10.5 Release Agreement by and among the Registrant, Advanced Engine Technology Pty. Ltd. and Steven Charles Manthey, dated as of May 23, 2000 (incorporated by reference to Exhibit 10.5 to the Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 2000).

          10.6 Share Subscription Agreement by and between the Registrant and the R.E. & M. Petersen Living Trust DTD 1/17/83 (incorporated by reference to Exhibit 10.6 to the Registrant's Report on Form 10-QSB filed on November 14,
                    2000).

          10.7 Registrant's 2000 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to the Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 2000).

          10.8      First Amendment to the Registrant's 2000 Stock Incentive
                    Plan.

          10.9      Second Amendment to the Registrant's 2000 Stock Incentive
                    Plan.

                 10.10 Memorandum of Understanding, Charitable Gift Agreement, by and among the Registrant, the UC Riverside Foundation and the Regents of the University of California, dated as of June 7, 1999.

                  16.1 Letter from Neff & Ricci LLP regarding a change in certified accountant.

         Reports on Form 8-K

         We filed a report on Form 8-K on May 14, 2001, reporting a change in our independent public auditors (see Item 8 "Change in and Disagreements With Accountants on Accounting and Financial Disclosure" above) and filed a report on Form 8-K/A on August 24, 2001, amending such disclosure.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       ADVANCED ENGINE TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
                                  (Registrant)

                               /s/ Carroll Shelby
By:       ----------------------------------------------------------------------
                     Carroll Shelby, President and Director

Date:                            October 15, 2001
         -----------------------------------------------------------------------



By:                           /s/ Alexandria Phillips
          ----------------------------------------------------------------------
                   Alexandria Phillips, Treasurer and Director

Date:                            October 15, 2001
         -----------------------------------------------------------------------


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:                             /s/ Noel Holmes
          ----------------------------------------------------------------------
                              Noel Holmes, Director

                                 October 15, 2001
Date:     ----------------------------------------------------------------------