Form 10QSB
period 2001-09-30
ADVANCED ENGINE TECHNOLOGIES INC
filed 2001-11-14
CIK 1043225

                   U.S.  SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON,  DC 20549

                                  FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

[_]  Transition report under Section 13 or 15(d) of the Securities Exchange Act

For the transition period from __________to__________

Commission file number 0-25177

                      Advanced Engine Technologies, Inc.
--------------------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

                Colorado                                84-1358194
     -------------------------------        ---------------------------------
     (State or Other Jurisdiction of                 (I.R.S.  Employer
     Incorporation or Organization)                 Identification No.)


     11150 W. Olympic Boulevard, Suite 1050 Los Angeles, California  90064
--------------------------------------------------------------------------------
                   (Address of Principal Executive Offices)


                                (310) 914-9599
--------------------------------------------------------------------------------
               (Insurer's Telephone Number, Including Area Code)


--------------------------------------------------------------------------------
        (Former Name, Former Address and Former Fiscal Year, If Changed
                              Since Last Report)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X      No ______
     -----

                    APPLICATION ONLY TO ISSUERS INVOLVED IN
                       BANKRUPTCY PROCEEDINGS DURING THE
                             PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes   ______   No   ______

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     33,455,000 shares of common stock, $0.001 par value per share, as of November 13, 2001.

     Transitional Small Business Disclosure Format (check one):

Yes  ______   No    X
                  -----

                                    Part I

                             FINANCIAL INFORMATION

Item 1.   Financial Statements.

                                              ADVANCED ENGINE TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                        CONTENTS
                                      As of June 30, 2001 and September 30, 2001
                                                                     (unaudited)

================================================================================

                                                                          Page
                                                                          ----
FINANCIAL STATEMENTS

     Balance Sheets                                                        4

     Statements of Operations                                              5

     Statements of Cash Flows                                              6

     Notes to Financial Statements                                         7 - 11

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
September 30, 2001 (unaudited) and June 30, 2001

                                                                          September 30,       June 30,
                                                                             2001               2001
ASSETS                                                                       ----               ----
CURRENT ASSETS:                                                           (unaudited)
          Cash and equivalents                                             $   432,418         $    176,225
          Due from related party                                                21,000               21,000
          Other current assets                                                  11,304               20,021
                                                                           -----------         ------------
               Total current assets                                            464,722              217,246
                                                                           -----------         ------------
          Property and equipment, net                                           59,387               62,528
          Patents, net of accumulated amortization of $371,265
            (unaudited) and $331,983                                         1,225,015            1,214,313
                                                                           -----------         ------------
               Total assets                                                $ 1,749,124         $  1,494,087
                                                                           ===========         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

          Accounts Payable and accrued expenses                            $    71,290         $     64,095
                                                                           -----------         ------------
               Total current liabilities                                        71,290               64,095
                                                                           -----------         ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
          Common stock-50,000,000 shares authorized,
            33,230,000 issued and outstanding; $.001 par value
            as of June 30, 2001,  33,430,000 issued and outstanding;
            $.001 par value as of September 30, 2001 (unaudited)                33,430               33,230
          Additional paid-in capital                                        18,480,320           17,550,520
          Committed common stock under grant agreement                       1,860,000            2,790,000
          Subscription receivable                                           (9,500,000)         (10,000,000)
          Deferred costs under grant agreement                              (2,479,500)          (2,712,000)
          Deficit accumulated during the development stage                  (6,716,416)          (6,231,758)
                                                                           -----------         ------------
               Total stockholders' equity                                    1,677,834            1,429,992
                                                                           -----------         ------------
Total liabilities and stockholders' equity                                 $ 1,749,124         $  1,494,087
                                                                           ===========         ============

The accompanying notes are an integral part of these financial statements.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2001 and 2000 (unaudited) and for the Period From September 23, 1996 (Inception) to September 30, 2001
(unaudited)


                                                    For the                  September 23,
                                               Three Months Ended               1996
                                                  September 30,              (Inception)
                                            ------------------------           Through
                                              2001           2000         September 30, 2001
                                            --------        --------      ------------------
                                          (unaudited)     (unaudited)         (unaudited)
                                                          (restated)
Expenses:
     Operating                               $   226,400    $   150,314     $ 2,532,719
     Research and development                     27,246         49,433       2,152,645
     Stock grant                                 232,500        232,500       2,170,500
     Write off of patent                               -              -          23,332
                                             -----------    -----------     -----------
Total expenses                                   486,146        432,247       6,879,196
                                             -----------    -----------     -----------

Income loss from operations                     (486,146)      (432,247)     (6,879,196)

Other income
     Interest income                               1,488         13,900         162,780
                                             -----------    -----------     -----------

Net loss                                     $  (484,658)   $  (418,347)    $(6,716,416)
                                             ===========    ===========     ===========

Basic and diluted net loss per share         $     (0.01)   $     (0.02)    $     (0.28)
                                             ===========    ===========     ===========

Weighted average number of common
  shares outstanding                          33,263,333     27,483,333      23,920,082
                                             ===========    ===========     ===========

The accompanying notes are an integral part of these financial statements.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
For the Three Months Ended September 30, 2001 and 2000 (unaudited) and for the Period From September 23, 1996 (Inception) to September 30, 2001 (unaudited)


                                                                      For the
                                                                Three Months Ended            September 23, 1996
                                                                   September 30,                  (Inception)
                                                                ------------------                  Through
                                                              2001                2000        September 30, 2001
                                                              ----                ----        -------------------
                                                           (unaudited)         (unaudited)         (unaudited)
                                                                               (restated)
Cash flow from operating activities:
     Net loss                                               $(484,658)          $ (418,347)       $(6,716,416)
Adjustments to reconcile net loss to
   net cash used in operating activities:
     Stock grant expense                                      232,500              232,500          2,170,500
     Depreciation and amortization                             45,885               47,590            470,078
     Issuance of common stock for assets and services               -                    -            714,250
     Stock options issued for services                              -                    -              9,500
     Write off of patents                                           -                    -             23,332
(Increase) decrease in:
     Other current assets                                       8,717               13,060            (11,304)
     Due from related party                                         -                    -            (21,000)
Increase (decrease) in:
     Accounts payable and accrued expenses                      7,194              (41,178)            71,290
                                                            ---------           ----------        -----------

     Net cash flows used in operating activities             (190,362)            (166,375)        (3,289,770)
                                                            ---------           ----------        -----------
Cash flows from investing activities:
     Purchase of intangible assets                            (49,984)                   -         (1,640,030)
     Purchase of property and equipment                        (3,461)                   -           (137,782)
                                                            ---------           ----------        -----------

     Net cash flows used in investing activities              (53,445)                   -         (1,777,812)
                                                            ---------           ----------        -----------
Cash flow from financing activities:
     Proceeds from stock subscription receivable              500,000                    -            500,000
     Proceeds from issuance of common stock                         -                    -          5,000,000
     Proceeds from note payable                                     -                    -            500,000
     Repayment of notes payable                                     -                    -           (500,000)
                                                            ---------           ----------        -----------

     Net cash flows provided by financing activities          500,000                    -          5,500,000
                                                            ---------           ----------        -----------
     Net increase (decrease) in cash and equivalents          256,193             (166,375)           432,418

     Cash and equivalents, at beginning of period             176,225            1,026,990                  -
                                                            ---------           ----------        -----------
     Cash and equivalents, at end of period                 $ 432,418           $  860,615        $   432,418
                                                            =========           ==========        ===========

The accompanying notes are an integral part of these financial statements.

Advanced Engine Technologies, Inc.
Notes to Financial Statements
September 30, 2001

NOTE 1-DESCRIPTION OF BUSINESS

     Advanced Engine Technologies, Inc. (the "Company") was incorporated under the laws of Colorado and began operations on September 23, 1996. The Company was formed to acquire the rights to manufacture, distribute, and market an OX2 combustion engine throughout the United States, Canada, and Mexico. On October 18, 1996, the Company entered into a sublicense agreement with OX2 Engine (Distribution) LTD, a company incorporated under the laws of the Republic of Vanuatu ("OX2D"), pursuant to which the Company acquired the rights to manufacture, distribute, and market the OX2 combustion engine in the NAFTA countries. Pursuant to the terms of said sublicense agreement, the Company issued 20,000,000 shares of its common stock to OX2D and agreed to pay a 15% royalty on the gross proceeds generated from actual sales of the OX2 engine. In addition, the sublicense agreement provided that the Company would issue an additional 19,000,000 shares of common stock to OX2D upon completion of certain emission testing. In December 1998, the parties agreed to rescind the obligation of the Company to issue such additional 19,000,000 shares of common stock to OX2D.

     In May 1999, pursuant to a four-party agreement among and between the Company, OX2D, OX2 Intellectual Property Inc., and Advanced Engine Technology PTY Ltd., the Company acquired the worldwide patent rights for the OX2 combustion engine for $1,500,000. This agreement superseded and terminated the October 1996 sublicense agreement. The Company has assumed responsibility for worldwide patent maintenance and enforcement, as well as engine development, manufacturing, marketing, and sales activities.

     As of September 30, 2001, the Company's operations consisted of marketing, testing, and developing the OX2 combustion engine for commercial applications and raising any necessary capital investments. Management does not expect to generate significant sales revenue during the year ending June 30, 2002. Accordingly, planned principal operations have not commenced, and the Company is a development stage enterprise.

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Unaudited Financial Information
---------------------------------------

     The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company's financial position, the results of operations, and cash flows for the periods presented. The results of operations for the three months ended September 30, 2001 are not necessarily indicative of results for the entire fiscal year ending June 30, 2002.

     The information with respect to the three months ended September 30, 2001 and 2000 is unaudited.

Development Stage Enterprise
----------------------------

     The Company is a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises". The Company is devoting substantially all of its present efforts to establish a new business, and its planned principal operations have not yet commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

Comprehensive Income
--------------------

     The Company utilizes SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in the Company's financial statements since the Company did not have any of the items of comprehensive income in any period presented.

Impairment of Long-lived Assets
-------------------------------

     The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company would recognize an impairment loss based on the estimated fair value of the asset.

Stock-Based Compensation
------------------------

     SFAS No. 123, "Accounting for Stock-based Compensation", establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current implicit value accounting method specified in Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock issued to Employees", to account for stock-based compensation issued to employees. The Company has elected to use the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation.

Income Taxes
------------

     The Company uses the asset and liability method of accounting for income taxes. The asset and liability method accounts for deferred income taxes by applying enacted statutory rates in effect for periods in which the difference between the book value and the tax bases of assets and liabilities are scheduled to reverse. The resulting deferred tax asset or liability is adjusted to reflect changes in tax laws or rates. Because the Company has incurred loses from operations, no benefit is realized for the tax effect of the net operating loss carry forward and software development costs capitalized for tax purposes due to the uncertainty of its realization.

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

Estimates
---------

     The preparation of financial statements in conformity with generally accepted account principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recently issued accounting pronouncements
-----------------------------------------

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business, and amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company does not expect adoption of SFAS No. 144 to have a material impact, if any, on its financial position or results of operations.

NOTE 3-STOCKHOLDERS' EQUITY

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

     Expense in the grant is being recognized ratably over a five-year period based upon an estimated fair value at the date of the grant of $4.65 per share. This estimate of its fair value is based upon the tracking price of the stock on the grant date of $7.75 per share, less a 40% discount because the stock was restricted, the Company's stock had a very low trading volume at the time of the grant agreement, and the Company was still in the development stage. During the period from September 23, 1996 (inception) to September 30, 2001, the Company recognized total expense on the stock grant of $2,170,500, including $232,500 for the three months ended September 30, 2001 and 2000.

NOTE 4 - RELATED PARTY TRANSACTIONS

     The Company paid research and development costs and rent to a company owned by its current President in the amount of $54,205 (unaudited) for the three months ended September 30, 2001.

     At September 30, 2001, the Company had an outstanding receivable from its Secretary of $21,000 for reimbursement of remodeling costs on office space that the Company and its Secretary share.

     The Company shares office space with a professional law corporation in which its Secretary is a principal, which also serves as part of the Company's legal counsel. The Company incurred legal fees, rent, and other reimbursement costs of $30,999 (unaudited) for the three months ended September 30, 2001.

NOTE 5 - RESTATEMENT OF THE SEPTEMBER 30, 2000 FINANCIAL STATEMENTS

     The financial statements for the three months ended September 30, 2000 were restated from the originally filed financial statements to reflect greater expense recognition in those years in connection with the June 1999 stock grant agreement with the University of Riverside Foundations (see Note 3 for a description of the agreement and the accounting related to the agreement). Specifically, upon-re-evaluation of the agreement, current management has concluded that the fair value of the committed common stock on the date of the agreement was $4,650,000, and not $1,500,000 as originally valued. This increase in the fair value of the committed common stock on the date of the grant agreement impacts the expense recognition on the stock grant agreement because the expense which is recognized over a five-year period is based upon the fair value of the committed common stock on the date of the stock grant agreement. Originally, the financial statements for the three months ended September 30, 2000 reflected $300,000 of research and development expense associated with this grant. As a result of the foregoing, the financial statements for the three months ended September 30, 2000 have been restated to reflect stock grant expense of $232,500. Also, the originally filed September 30, 2000 financial statements classified the expense on the stock grant as research and development expense, whereas, the restated financial statements present the expense as "stock grant expense".

NOTE 6 - SUBSEQUENT EVENT

     On October 15, 2001, the Company entered in to an agreement with OX2 Engine Development PTY LTD, an Australian company ("OX2 LTD"), and Steven Charles Manthey, the inventor of the OX2 engine, to provide research and development products and services related to the OX2 engine. Research and development activities will include continued maintenance of the first and second performing test engines as well as design and development of three additional OX2 test engines. In addition, the agreement calls for the design and manufacturing of new and advanced components for the test engines. In consideration for this agreement the Company will repurchase from Mr. Manthey, or his nominee, 240,000 shares of common stock of the Company at $2 per share. In addition, the Company has contracted with the OX2 engine inventor to provide consulting and product development services for the sum of eighty thousand dollars ($80,000) per annum.

ITEM 2.   Management's Discussion and Analysis or Plan of Operation.

Cautionary Statement
--------------------

     You should read the following discussion and analysis in conjunction with the Financial Statements and related Notes thereto contained elsewhere in this Form 10-QSB ("Report"). The information in this Report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the SEC, including our Annual Report on Securities and Exchange Commission ("SEC") Form 10-KSB for the year ended June 30, 2001.

     The section entitled "Risk Factors" set forth in this Report and similar discussions in our Annual Report on Form 10-KSB for the year ended June 30, 2001 and in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this Report and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment.

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

Plan of Operation
-----------------

     We plan to continue the research and development of our OX2 engine prototype during the 2002 fiscal year. We have agreements with Steven Charles Manthey, the inventor of the OX2 engine, and his companies, that provide that Mr. Manthey and his companies will provide research and development and engine maintenance products and services to the Company to advance the development of the OX2 engine for commercial application. We have an agreement with the University of California, Riverside ("UCR"), that provides that UCR will continue to provide engine testing and related services to the Company, with particular emphasis on testing related to emissions. These services are being provided under the guidance of Dr. Joseph Norbeck (of the CE-CERT program at UCR) and Dr. Roberta Nichols, one of our consultants. We are also conducting research and development and testing activities in Gardena, California.

     Assuming the completion of the necessary research and development required to complete our product and assuming that the tests of our OX2 prototype are successful, we will attempt to introduce the OX2 engine into the market. Marketing activities will include demonstrations to prospective original equipment manufacturers of products using internal combustion engines and the development of additional joint venture partners to assist in marketing the engine.

     In the shorter term, our plans are to develop an engine for stationary generator applications, and in the longer term, we plan to develop an engine for automobile and/or aircraft applications.

     We expect that our cash flow requirements to fund general operations in fiscal year 2002 will total approximately $1,500,000, including outside consulting fees and expenditures for equipment. We expect to fund these costs with our cash or cash equivalent reserves, which were $432,418 as of September 30, 2001. The Company also has available a $9,500,000 stock subscription receivable, of which, funds can be drawn upon at any time at the discretion of the Board of Directors. The investor to whom the $9,500,000 stock subscription receivable relates has established a line of credit with a bank for the sole purpose of paying down the stock subscription receivable balance. The Board of Directors may draw down upon such investor's line of credit at any time. Our cost estimates do not include provisions for any contingencies or unexpected expenses that may arise or any unanticipated increases in costs.

     Our net loss since inception (September 23, 1996) is $6,716,416.

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

     .    There can be no assurance that we will be able to develop successfully
          ----------------------------------------------------------------------
          the OX2 engine. No OX2 engines have been developed or manufactured for
          --------------
          production use, and no assurance can be given that the OX2 engine will be successfully developed or manufactured. Testing and development on the engine are still in progress and are being conducted in conjunction with UCR. Until further testing and research and development have been completed, we will not have a finished product for introduction into the market. We do not have an estimated completion date for the testing and research and development. Furthermore, we cannot provide assurance that we will be successful in the ultimate development of the engine for commercial applications.

     .    A market for our OX2 engine may take longer to develop than
          -----------------------------------------------------------
          anticipated or may never develop, which would adversely affect
          --------------------------------------------------------------
          revenues and profitability. Our OX2 engine represents an innovation in
          --------------------------
          the industry for internal combustion engines. The size of the internal combustion engine industry makes the introduction of changes to industry standards a complex promotional and marketing exercise. We cannot ensure that our targeted customers will purchase our engine. If the market for our engines fails to develop, or develops more slowly than anticipated, we may not be able to meet our expenses and may not achieve profitable results. In addition, we cannot provide assurance that we will be successful with our marketing efforts or the development of our joint ventures.

     .    Our cash or cash equivalent reserves may not be adequate  to cover our
          ----------------------------------------------------------------------
          costs of operations. To date, we have covered our operating losses by
          -------------------
          privately placing securities. We expect to fund our general operations and marketing activities for 2002 with our current cash and cash equivalents, which were obtained from the sale of securities. However, our cost estimates do not include provisions for any contingence, unexpected expenses or increases in costs that may arise.

     .    We may not be able to raise the capital we need. It is likely that we
          -----------------------------------------------
          will need to raise additional capital at some point in the future. If additional funds are raised through the issuance of equity, our shareholders' ownership will be diluted. There can be no assurance that additional financing will be available on terms favorable to us or at all. If funds are not available or are not available on terms acceptable to us, we may not be able to continue the development of our product, respond to our competitors or continue our business.

     .    Our business depends on the protection of our intellectual property
          -------------------------------------------------------------------
          and may suffer if we are unable to adequately protect our intellectual
          ----------------------------------------------------------------------
          property. Currently, we have been granted one U.S. Patent for an Axial
          --------
          Piston Rotary Engine. We have one patent application pending in Australia for an Axial Piston Rotary Engine. We also have patent applications pending in countries throughout the world. We believe that our ability to establish and maintain our position in the market depends on these patents. We cannot provide assurance that our patent will not be invalidated, circumvented or challenged, that the rights granted under the patents will give us competitive advantages or that our patent applications will be granted.

     .    If we are found to infringe on the intellectual property rights of
          ------------------------------------------------------------------
          others, we may not be able to continue the development and production
          ---------------------------------------------------------------------
          of our engine, or we may have to enter into costly license or
          -------------------------------------------------------------
          settlement agreements. Third parties may allege infringement by us
          ---------------------
          with respect to past, current or future intellectual property rights. Any claim of infringement, regardless of merit, could be costly, time-consuming and require us to develop non-infringing technology or enter into royalty, licensing or settlement agreements. These agreements could be on terms unfavorable or unacceptable to us and could significantly harm the development of our product and, ultimately, our business. In the future, we may also have to enforce our patent and other intellectual property rights through litigation. Any such enforcement could also result in substantial costs and could materially affect our financial condition and our business.

     .    Our business is dependent on our relationships with other parties.
          -----------------------------------------------------------------
          Research and development and testing of our engine is being carried out in conjunction with UCR. Steven Manthey, the inventor of the engine, is also actively participating in the research and development. In addition, we have a joint venture agreement with Carroll Shelby to further develop and promote our engine. Completion of the research and development and testing is essential to the success of our business. Until such testing and research and development have been completed, we will not have a finished product to introduce to the market. Thus, if we are unable to maintain our relationships with UCR, Steven Charles Manthey and Carroll Shelby, our business will be adversely affected.

     .    We have a history of losses. We have a history of operating losses and
          ---------------------------
          an accumulated deficit, as of September 30, 2001, of $6,716,416. Our ability to generate revenues and profits is subject to the risks and uncertainties encountered by development stage companies.

     .    Our future revenues and profitability are unpredictable. We currently
          --------------------------------------------------------
          have no signed contracts that will produce revenue, and we do not have an estimate as to when we will be entering into such contracts. Furthermore, we cannot provide assurance that management will be successful in negotiating such contracts.

     .    Rapid technological changes could adversely affect our business. The
          ---------------------------------------------------------------
          market for internal combustion engines is characterized by rapidly changing technology, evolving industry standards and changing customer demands. Thus, if we are unable to adapt to rapidly changing technologies and to adapt our product to evolving industry standards, our business will be adversely affected.

     .    Our common stock is not widely traded, which may result in illiquidity
          ----------------------------------------------------------------------
          and increased volatility. Our common stock is not widely traded, and,
          ------------------------
          as a result, the prices quoted for our stock may not reflect its fair market value. Because of the low volume of trading in our common stock, our stockholders may find it difficult to sell their shares.

     . Our principal stockholders can exercise significant control over us and could limit the ability of our other stockholders to influence the outcome of transactions requiring a shareholder vote. As of September 30, 2001, approximately 75% of our outstanding common stock is owned by our executive officers, directors and principal stockholders. These stockholders will have the ability to exercise influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions.

                                    Part II
                               OTHER INFORMATION

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

                              Advanced Engine Technologies, Inc.
                              --------------------------------------
                                         (Registrant)


Date:  November 14, 2001      By:  /s/  Carroll Shelby
                              --------------------------------------
                              Carroll Shelby, President and Director


Date:  November 14, 2001      By:  /s/  M. Neil Cummings
                              --------------------------------------
                              M. Neil Cummings, Secretary