Form 10QSB
period 2001-12-31
ADVANCED ENGINE TECHNOLOGIES INC
filed 2002-02-14
CIK 1043225

                   U.S.  SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2001

[_]   Transition report under Section 13 or 15(d) of the Securities Exchange Act

For the transition period from _____to_____

Commission file number 0-25177

                      Advanced Engine Technologies, Inc.
--------------------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

            Colorado                                            84-1358194
-------------------------------                         ------------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                             Identification No.)

     11150 W. Olympic Boulevard, Suite 1050 Los Angeles, California 90064
--------------------------------------------------------------------------------
                   (Address of Principal Executive Offices)


                                 (310)914-9599
--------------------------------------------------------------------------------
               (Insurer's Telephone Number, Including Area Code)


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

Yes  _____   No  _____

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     33,455,000 shares of common stock, $0.001 par value per share, as of February 12, 2002.

     Transitional Small Business Disclosure Format (check one):

Yes  _____   No    X
                 -----

                                    Part I
                             FINANCIAL INFORMATION

Item 1.    Financial Statements.

                                              ADVANCED ENGINE TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                        CONTENTS
                                       As of June 30, 2001 and December 31, 2001
                                                                     (unaudited)
============================================================================


FINANCIAL STATEMENTS                                             Page

     Balance Sheets                                               5

     Statements of Operations                                     6

     Statements of Cash Flow                                      7

     Notes to Financial Statements                                8 - 12

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
December 31, 2001 (unaudited) and June 30, 2001


ASSETS                                                                           December 31,          June 30,
                                                                                     2001                2001
                                                                                 ------------        ------------
CURRENT ASSETS:                                                                    (unaudited)
          Cash and equivalents                                                   $    468,951        $    176,225
          Due from related party                                                       21,000              21,000
          Other current assets                                                         49,209              20,021
                                                                                 ------------        ------------
              Total current assets                                                    539,160             217,246
                                                                                 ------------        ------------
          Property and equipment, net                                                  53,568              62,528
          Patents, net of accumulated amortization of $411,414                      1,204,223           1,214,313
               (unaudited) and  $331,983                                         ------------        ------------

          Total assets                                                           $  1,796,951        $  1,494,087
                                                                                 ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

          Accounts payable and accrued expenses                                  $     98,202        $     64,095
                                                                                 ------------        ------------
               Total current liabilities                                               98,202              64,095
                                                                                 ------------        ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

     Common stock-50,000,000 shares authorized, 33,230,000
         issued and outstanding, $.001 par value as of
         June 30, 2001; 33,430,000 issued and outstanding,
         $.001 par value as of December 31, 2001 (unaudited)                           33,430              33,230
     Additional paid-in capital                                                    18,480,320          17,550,520
     Shares receivable under stock repurchase agreement                               (30,000)                 --
     Committed common stock under grant agreement                                   1,860,000           2,790,000
     Subscription receivable                                                       (9,000,000)        (10,000,000)
     Deferred costs under grant agreement                                          (2,247,000)         (2,712,000)
     Deficit accumulated during the development stage                              (7,398,001)         (6,231,758)
                                                                                 ------------        ------------
          Total stockholders' equity                                                1,698,749           1,429,992
                                                                                 ------------        ------------
Total liabilities and stockholders' equity                                       $  1,796,951        $  1,494,087
                                                                                 ============        ============

The accompanying notes are an integral part of these financial statements.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
For the Three and Six Months Ended December 31, 2001 and 2000 (unaudited) and for the Period From September 23, 1996 (Inception) to December 31, 2001 (unaudited)

                                                                                                                  September 23,
                                                          For the                        For the                      1996
                                                    Three Months Ended              Six Months Ended               (Inception)
                                                       December 31,                    December 31,                  Through
                                                     -----------------               -----------------
                                                   2001             2000             2001           2000        December 31, 2001
                                               -----------      -----------      -----------      -----------   -----------------
                                               (unaudited)      (unaudited)      (unaudited)      (unaudited)       (unaudited)
Expenses:
  Operating                                  $   266,611        $   244,157      $   458,011     $   394,471        $ 2,764,330
  Research and development                       183,948             37,379          246,194          86,812          2,371,593
  Stock grant                                    232,500            232,500          465,000         465,000          2,403,000
  Write-off of patent                                 --                 --               --              --             23,332
                                             -----------        -----------      -----------     -----------        -----------
Total expenses                                   683,059            514,036        1,169,205         946,283          7,562,255
                                             -----------        -----------      -----------     -----------        -----------

Loss from operations                            (683,059)          (514,036)      (1,169,205)       (946,283)        (7,562,255)
Interest income                                    1,474             17,172            2,962          31,072            164,254
                                             -----------        -----------      -----------     -----------        -----------
Net loss                                     $  (681,585)       $  (496,864)     $(1,166,243)    $  (915,211)       $(7,398,001)
                                             ===========        ===========      ===========     ===========        ===========
Basic and diluted net loss per share         $     (0.02)       $     (0.02)     $     (0.03)    $     (0.03)       $     (0.30)
                                             ===========        ===========      ===========     ===========        ===========
Weighted average number of common shares      33,430,000         33,150,000       33,347,778      30,272,222         24,375,299
 outstanding                                 ===========        ===========      ===========     ===========        ===========

The accompanying notes are an integral part of these financial statements.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
For the Three and Six Months Ended December 31, 2001 and 2000 (unaudited) and for the Period From September 23, 1996 (Inception) to December 31, 2001 (unaudited)


                                                                          For the
                                                                     Six Months Ended                  September 23,
                                                                        December 31,                       1996
                                                                                                        (Inception)
                                                                     -----------------
                                                                                                          Through
                                                                2001                  2000           December 31, 2001
                                                             -----------            ----------       -----------------
                                                             (unaudited)            (unaudited)          (unaudited)
Reconciliation of net losses to net
 cash used in operations:
    Net loss                                                 $(1,166,243)           $ (915,211)          $(7,398,001)
    Stock grant expense                                          465,000               465,000             2,403,000
Adjustments to
 reconcile net loss to
 net cash used in operating activities
    Depreciation and amortization                                 91,852                95,650               516,042
    Issuance of common stock for
      assets and services                                              -                     -               714,250
    Stock options issued for services                                  -                     -                 9,500
    Write off of patents                                               -                     -                23,332
(Increase) decrease in
    Other current assets                                         (29,188)               17,576               (49,206)
    Due from related party                                             -                 5,000               (21,000)
Increase (decrease) in
    Accounts payable and accrued expenses                         34,107                16,822                98,203
                                                             -----------            ----------           -----------

    Net cash flows used in
      operating activities                                      (604,472)             (315,163)           (3,703,880)
                                                             -----------            ----------           -----------

Cash flows from investing activities:
    Purchase of intangible asset                                 (69,341)                    -            (1,659,387)
    Purchase of property and equipment                            (3,461)                    -              (137,782)
                                                             -----------            ----------           -----------
    Net cash flows used in
      investing activities                                       (72,802)                    -            (1,797,169)
                                                             -----------            ----------           -----------

Cash flow from financing activities:
    Proceeds from issuance of common stock                             -                     -             5,000,000
    Proceeds from stock subscription receivable                1,000,000                     -             1,000,000
    Proceeds from note payable                                         -                     -               500,000
    Repayment of notes payable                                         -                     -              (500,000)
    Redemption of common stock                                   (30,000)                    -               (30,000)
                                                             -----------            ----------          -----------

    Net cash flows provided by
      financing activities                                       970,000                     -             5,970,000
                                                             -----------            ----------           -----------

    Net increase (decrease) in cash and equivalents              292,726              (315,163)              468,951
    Cash and equivalents, at beginning of period                 176,225             1,026,990                     -
                                                             -----------            ----------           -----------
    Cash and equivalents, at end of period                   $   468,951            $  711,827           $   468,951
                                                             ===========            ==========           ===========

The accompanying notes are an integral part of these financial statements.

Advanced Engine Technologies, Inc.
Notes to Financial Statements
December 31, 2001

NOTE 1 - DESCRIPTION OF BUSINESS

     Advanced Engine Technologies, Inc. (the "Company") was incorporated under the laws of Colorado and began operations on September 23, 1996. The Company was formed to acquire the rights to manufacture, distribute and market an OX2 combustion engine throughout the United States, Canada and Mexico. On October 18, 1996, the Company entered into a sublicense agreement with OX2 Engine (Distribution) LTD, a company incorporated under the laws of the Republic of Vanuatu ("OX2D"), pursuant to which the Company acquired the rights to manufacture, distribute and market the OX2 combustion engine in the NAFTA countries. Pursuant to the terms of said sublicense agreement, the Company issued 20,000,000 shares of its common stock to OX2D and agreed to pay a 15% royalty on the gross proceeds generated from actual sales of the OX2 engine. In addition, the sublicense agreement provided that the Company would issue an additional 19,000,000 shares of common stock to OX2D upon completion of certain emission testing. In December 1998, the parties agreed to rescind the obligation of the Company to issue these additional 19,000,000 shares of common stock to OX2D.

     In May 1999, pursuant to a four-party agreement among and between the Company, OX2D, OX2 Intellectual Property Inc. and Advanced Engine Technology PTY Ltd., the Company acquired the worldwide patent rights for the OX2 combustion engine for $1,500,000. This agreement superseded and terminated the October 1996 sublicense agreement. The Company has assumed responsibility for worldwide patent maintenance and enforcement, as well as engine development, manufacturing, marketing and sales activities.

     On October 15, 2001, the Company entered into an agreement with OX2 Engine Development PTY, LTD, an Australian company ("OX2 LTD"), and the inventor of the OX2 engine to provide research and development products and services related to the OX2 engine ("R and D Agreement"). Research and development activities will include continued maintenance of the first and second performing test engines as well as design and development of three additional OX2 test engines. In addition, the agreement calls for the design and manufacturing of new and advanced components for the test engines. In consideration for this agreement the Company will repurchase from the inventor, or his affiliates, 240,000 shares of common stock of the Company at $2 per share. The Company has allocated $.50 of the $2.00 per share repurchase price to the redemption of common shares and the remaining $1.50 per share to research and development expense. The $.50 common share redemption price is based on the fair market value of the common shares as of the date of the R and D Agreement. In addition, the Company has contracted with the OX2 engine inventor to provide consulting and product development services for the sum of eighty thousand dollars ($80,000) per annum. As of December 31, 2001, the Company has paid for the repurchase of 60,000 shares of common stock under the R and D Agreement. For the three and six months ended December 31, 2001, the Company has paid $20,000 in connection with consulting and product development services under this agreement.

Advanced Engine Technologies, Inc.
Notes to Financial Statements
December 31, 2001

     As of December 31, 2001, the Company's operations consisted of marketing, testing and developing the OX2 combustion engine for the commercial applications and raising any necessary capital investments. Management does not expect to generate significant sales revenue during the year ending June 30, 2002. Accordingly, planned principal operations have not commenced, and the Company is a development stage enterprise.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Unaudited Financial Information
---------------------------------------

     The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company's financial position, the results of operations and cash flows for the periods presented. The results of operations for the three months and six months ended December 31, 2001 are not necessarily indicative of results for the entire fiscal year ending June 30, 2002.

     The information with respect to the three months and six months ended December 31, 2001 and 2000 is unaudited.

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

Advanced Engine Technologies, Inc.
Notes to Financial Statements
December 31, 2001

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

Recently Issued Accounting Pronouncements
-----------------------------------------

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets

Advanced Engine Technologies, Inc.
Notes to Financial Statements
December 31, 2001

to be Disposed of," the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations -Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business, and amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company does not expect the adoption of SFAS No. 144 to have a material impact on its financial position or results of operation.

Reclassification
----------------

     In the statement of operations for the three months ended September 30, 2001, as originally filed, $35,000 of rental expense was classified as an operating expense rather than as a research and development expense. This amount has now been reclassified as research and development expense in the statement of operations for the six months ended December 31, 2001.

NOTE 3- STOCKHOLDERS' EQUITY

Stock Grant Agreement
---------------------

     In June 1999, the Company agreed to issue 1,000,000 shares of restricted common stock to the University of California Riverside Foundation in five annual installments of 200,000 shares each. The donated stock is to provide an endowment for research funds for the College of Engineering Center for Collaborative Research on the development of advanced engine technologies. For financial statement presentation purposes, the stock under the grant agreement is treated as committed stock until its issuance. The first, second and third installments were issued in July 1999, July 2000 and September 2001, respectively.

     Expense in the grant is being recognized ratably over a five-year period as upon an estimated fair value at the date of the grant of $4.65 per share. This estimate of its fair value is based upon the tracking price of the stock on the grant date of $7.75 per share, less a 40% discount because the stock was restricted, the Company's stock had a very low trading volume at the time of the grant agreement and the Company was still in the development stage. During the period from September 23, 1996 (inception) to December 31, 2001, the Company recognized total expense on the stock grant of $2,403,000, including $232,500 and $465,000, respectively, for the three months and six months ended December 31, 2001 and 2000.

     During the quarter ended December 31, 2001, in accordance with the Company's agreement with OX2 LTD. (see Note 1) the Company repurchased 60,000 shares of its common stock for $2 per share. These repurchased shares are held in trust and have not been returned to the Company. The repurchase of these shares is shown as shares receivable under stock repurchase agreement on the December 31, 2001 balance sheet and as research and development expense on the December 31, 2001 statement of operations.

Advanced Engine Technologies, Inc.
Notes to Financial Statements
December 31, 2001

NOTE 4 - RELATED PARTY TRANSACTIONS

     The Company paid research and development costs and rent to a company owned by its current President in the amount of $70,825 (unaudited) for the three months ended December 30, 2001 and $125,030 (unaudited) for the six months ended December 31, 2001.

     The Company has paid for services to a company that is a stockholder in the amount of $71,956 (unaudited) for the period from September 23, 1996 (inception) to December 31, 2001.

     At December 31, 2001, the Company had an outstanding receivable from its Secretary of $21,000 for reimbursement of remodeling costs on office space that the Company and its Secretary share.

     The Company shares office space with a legal corporation in which its Secretary is a principal, which also serves as part of the Company's legal counsel. The Company incurred legal fees, rent and other reimbursement costs of $29,978 (unaudited) for the three months ended December 31, 2001 and $60,977 (unaudited) for the six months ended December 31, 2001.

     For the three and six months ended December 31, 2001, the Company paid OX2 LTD. $20,000 in connection with consulting and product development services
(see Note 1). In addition the Company paid for the repurchase of 60,000 shares of common stock from a member of the Board of Directors who wholly owns OX2 LTD.

NOTE 5 - RESTATEMENT OF THE DECEMBER 31, 2000 FINANCIAL STATEMENTS

     The financial statements for the three months and six months ended December 31, 2000 have been restated from the originally filed financial statements to reflect greater expense recognition in those years in connection with the June 1999 stock grant agreement with the University of Riverside Foundations (see
Note 3 for a description of the agreement and the accounting related to the agreement). Specifically, upon reevaluation of the agreement, current management has concluded that the fair value of the committed common stock on the date of the agreement was $4,650,000, and not $1,500,000 as originally valued. This increase in the fair value of the committed common stock on the date of the grant agreement impacts the expense recognition on the stock grant agreement because the expense which is recognized over a five-year period is based upon the fair value of the committed common stock on the date of the stock grant agreement. Originally, the financial statements for the three and six months ended December 31, 2000 reflected $0 and $300,000, respectively, of research and development expense associated with this grant. As a result of the foregoing, the financial statements for the three and six months ended December 31, 2000 have been restated to reflect stock grant expense of $232,500 and $465,000, respectively. Also, the originally filed December 31, 2000 financial statements classified the expense on the stock grant as research and development expense, whereas, the restated financial statements present the expense as "stock grant expense."

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

     At the present time only prototypes of the OX2 internal combustion engine, plus additional parts that can be used for engine development or for the building of additional prototypes, have been built. The development and testing of prototypes are ongoing. No

OX2 engines have been manufactured for production use, and no assurance can be given that the OX2 engine will be successfully developed or manufactured for commercial application.

Plan of Operation
-----------------

     We plan to continue the research and development of our OX2 engine prototypes during the 2002 fiscal year. In October 2001, we entered into a new development agreement with Steven Charles Manthey, the inventor of the OX2 engine, and OX2 Engine Development PTY LTD. The new development agreement supercedes and replaces the May 2000 development agreement between the Company and Mr. Manthey and accelerates and enhances the research and development products and services related to the OX2 engine provided by Mr. Manthey and his companies. Research and development activities will include continued maintenance of the first and second performance test engines as well as design and development of three additional OX2 test engines. In addition, the development agreement calls for the design and manufacturing of new and advanced components for the test engines. As consideration for the products and services to be provided pursuant to the new development agreement, we have agreed to repurchase from Mr. Manthey, or his nominee, up to 240,000 shares of common stock of the Company at a purchase price of $2 per share. In addition, we have agreed to pay Mr. Manthey consulting fees in the amount of $80,000 per year.

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

     Assuming the completion of the necessary research and development required to complete our product and assuming that the tests of our OX2 prototypes are successful, we will attempt to introduce the OX2 engine into the market. Marketing activities will include demonstrations to prospective original equipment manufacturers of products using internal combustion engines and the development of additional joint venture partners to assist in marketing the engine.

     In the shorter term, our plans are to develop an engine for stationary generator applications, and in the longer term, we plan to develop an engine for automobile, marine and/or aircraft applications.

     We expect that our cash flow requirements to fund general operations in fiscal year 2002 will total between approximately $1,500,000 and $2,000,000, including outside consulting fees and expenditures for equipment. We expect to fund these costs with our cash or cash equivalent reserves, which were $468,951 as of December 31, 2001. The Company also has available a $9,000,000 secured promissory note that can be drawn upon at any time at the discretion of the Board of Directors.

Our cost estimates do not include provisions for any contingencies or unexpected expenses that may arise or any unanticipated increases in costs.

     Our net loss since inception (September 23, 1996) is $7,398,001.

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

     .    There can be no assurance that we will be able to develop successfully
          ----------------------------------------------------------------------
          the OX2 engine.  No OX2 engines have been developed or manufactured
          --------------
          for production use, and no assurance can be given that the OX2 engine will be successfully developed or manufactured. Testing and development on the engine are still in progress and are being conducted in conjunction with UCR and/or Stanford Research Institute ("SRI"). Until further testing and research and development have been completed, we will not have a finished product for introduction into the market. We do not have an estimated completion date for the testing and research and development. Furthermore, we cannot provide assurance that we will be successful in the ultimate development of the engine for commercial applications.

     .    A market for our OX2 engine may take longer to develop than
          -----------------------------------------------------------
          anticipated or may never develop, which would adversely affect
          --------------------------------------------------------
          revenues and profitability. Our OX2 engine represents an innovation in
          --------------------------
          the industry for internal combustion engines. The size of the internal combustion engine industry makes the introduction of changes to industry standards a complex promotional and marketing exercise. We cannot ensure that our targeted customers will purchase our engine. If the market for our engines fails to develop, or develops more slowly than anticipated, we may not be able to meet our expenses and may not achieve profitable results. In addition, we cannot provide assurance that we will be successful with our marketing efforts or the development of our joint ventures.

     .    Our cash or cash equivalent reserves may not be adequate to cover our
          ---------------------------------------------------------------------
          costs of operations.  To date, we have covered our operating losses by
          -------------------
          privately placing securities. We expect to fund our general operations and marketing activities for 2002 with our current cash and cash equivalents, which were obtained from the sale of securities. However, our cost estimates do not include provisions for any contingence, unexpected expenses or increases in costs that may arise.

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

     .    Our business depends on the protection of our intellectual property
          -------------------------------------------------------------------
          and may suffer if we are unable to adequately protect our intellectual
          ----------------------------------------------------------------------
          property.  Currently, we have been granted one U.S. Patent and one
          --------
          Australian Patent for an Axial Piston Rotary Engine. We have successfully registered these patents in many countries and have patent registrations pending in many other countries throughout the world. We believe that our ability to establish and maintain our position in the market depends on these patents. We cannot provide assurance that our patents will not be invalidated, circumvented or challenged, that the rights granted under the patents will give us competitive advantages or that our patent registrations will be granted.

     .    If we are found to infringe on the intellectual property rights of
          --------------------------------------------------------------------
          others, we may not be able to continue the development and production
          ---------------------------------------------------------------------
          of our engine, or we may have to enter into costly license or
          -------------------------------------------------------------
          settlement agreements. Third parties may allege infringement by us
          ---------------------
          with respect to past, current or future intellectual property rights. Any claim of infringement, regardless of merit, could be costly, time-consuming and require us to develop noninfringing technology or enter into royalty, licensing or settlement agreements. These agreements could be on terms unfavorable or unacceptable to us and could significantly harm the development of our product and, ultimately, our business. In the future, we may also have to enforce our patent and other intellectual property rights through litigation. Any such enforcement could also result in substantial costs and could materially affect our financial condition and our business.

     .    Our business is dependent on our relationships with other parties.
          -----------------------------------------------------------------
          Research, development and testing of our engine is being carried out internally and in conjunction with Steven Manthey, the inventor of the OXZ engine, and his companies, as well as UCR and SRI. In addition, we have a joint venture agreement with Carroll Shelby to further develop and promote our engine. Completion of the research and development and testing is essential to the success of our business. Until such testing and research and development have been completed, we will not have a finished product to introduce to the market. Thus, if we are unable to maintain our relationships with UCR, SRI, Steven Charles Manthey and Carroll Shelby, our business may be adversely affected.

     .    We have a history of losses.  We have a history of operating losses
          ---------------------------
          and an accumulated deficit, as of December 31, 2001, of $7,398,001. Our ability to generate revenues and profits is subject to the risks and uncertainties encountered by development stage companies.

     .    Our future revenues and profitability are unpredictable. We currently
          -------------------------------------------------------
          have no signed contracts that will produce revenue, and we do not have an estimate as to when we will be entering into such contracts. Furthermore, we cannot provide assurance that management will be successful in negotiating such contracts.

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

     .    Our principal stockholders can exercise significant control over us
          --------------------------------------------------------------------
          and could limit the ability of our other stockholders to influence
          --------------------------------------------------------------------
          the outcome of transactions requiring a shareholder vote.  As of
          --------------------------------------------------------
          December 31, 2001, approximately 75% of our outstanding common stock is owned by our executive officers, directors and principal stockholders. These stockholders will have the ability to exercise influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions.

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

                                        Advanced Engine Technologies, Inc.
                                        ---------------------------------------
                                                   (Registrant)

Date:  February 14, 2002                By:  /s/  Carroll Shelby
                                        ---------------------------------------
                                        Carroll Shelby, President and Director

Date:  February 14, 2002                By:  /s/  M. Neil Cummings
                                        ---------------------------------------
                                        M. Neil Cummings, Secretary