Form 10QSB
period 2002-03-31
ADVANCED ENGINE TECHNOLOGIES INC
filed 2002-05-15
CIK 1043225

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

[_]  Transition report under Section 13 or 15(d) of the Securities Exchange Act

For the transition period from _____ to _____

Commission file number 0-25177

                       Advanced Engine Technologies, Inc.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                Colorado                                   84-1358194
-----------------------------------------        -------------------------------
     (State or Other Jurisdiction of                    (I.R.S. Employer
     Incorporation or Organization)                    Identification No.)


      11150 W. Olympic Boulevard, Suite 1050 Los Angeles, California 90064
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (310) 914-9599
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

________________________________________________________________________________
         (Former Name, Former Address and Former Fiscal Year, If Changed
                               Since Last Report)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X         No _____
    -----

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

     33,455,000 shares of common stock, $0.001 par value per share, as of May 13, 2002.

     Transitional Small Business Disclosure Format (check one):

Yes _____       No   X
                   -----

                                     Part I
                              FINANCIAL INFORMATION

Item 1.   Financial Statements.

                                              ADVANCED ENGINE TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                        CONTENTS
                                          As of June 30, 2001 and March 31, 2002
                                                                     (unaudited)
================================================================================

FINANCIAL STATEMENTS                                                        Page
         Balance Sheets                                                        5

         Statements of Operations                                              6

         Statements of Cash Flow                                               7

         Notes to Financial Statements                                      8-13

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
March 31, 2002 (unaudited) and June 30, 2001

                                                                                  March 31,        June 30,
    ASSETS                                                                          2002             2001
                                                                                 -----------     -----------
CURRENT ASSETS:                                                                  (unaudited)
           Cash and equivalents                                                  $    85,538     $    176,225
           Due from related party                                                         --           21,000
           Other current assets                                                       35,434           20,021
                                                                                 -----------     ------------
                     Total current assets                                            120,972          217,246
                                                                                 -----------     ------------
           Property and equipment, net                                                54,215           62,528
           Patents, net of accumulated amortization of $451,876
                (unaudited) and $331,983                                           1,169,420        1,214,313
           Due from related party                                                     21,000               --
                                                                                 -----------     ------------
                     Total assets                                                $ 1,365,607     $  1,494,087
                                                                                 ===========     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

           Accounts payable and accrued expenses                                 $    62,715     $     64,095
                                                                                 -----------     ------------
                     Total current liabilities                                        62,715           64,095
                                                                                 -----------     ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
           Common stock-50,000,000 shares authorized,
           33,230,000 issued and outstanding; $.001 par value
             as of June 30, 2001,  33,430,000 issued and outstanding;
              $.001 par value as of March 31, 2002 (unaudited)                        33,430           33,230
           Additional paid-in capital                                             18,480,320       17,550,520
           Shares receivable under stock repurchase agreement                        (55,000)              --
           Committed common stock under grant agreement                            1,860,000        2,790,000
           Subscription receivable                                                (9,000,000)     (10,000,000)
           Deferred costs under grant agreement                                   (2,014,500)      (2,712,000)
           Deficit accumulated during the development stage                       (8,001,358)      (6,231,758)
                                                                                 -----------     ------------
                     Total stockholders' equity                                    1,302,892        1,429,992
                                                                                 -----------     ------------
Total liabilities and stockholders' equity                                       $ 1,365,607     $  1,494,087
                                                                                 ===========     ============

The accompanying notes are an integral part of these financial statements.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended March 31, 2002 and 2001 (unaudited) and for the Period From September 23, 1996 (Inception) to March 31, 2002 (unaudited)

                                                    For the                    For the
                                               Three Months Ended         Nine Months Ended         September 23,
                                                   March 31,                  March 31,                 1996
                                               ------------------         -----------------          (Inception)
                                                                                                       Through
                                              2002           2001          2002          2001       March 31, 2002
                                           -----------    -----------   -----------   -----------     -----------
                                           (unaudited)    (unaudited)   (unaudited)   (unaudited)     (unaudited)
Expenses:
     Operating                             $   199,233    $   206,744   $   657,247   $   601,215    $ 2,963,566
     Research and development                  172,212         48,523       418,406       135,335      2,543,805
     Stock grant                               232,500        232,500       697,500       697,500      2,635,500
     Write-off of patent                           --            --             --                        23,332
                                           -----------    -----------   -----------   -----------    ------------
Total expenses                                 603,945        487,767     1,773,153     1,434,050      8,166,203
                                           -----------    -----------   -----------   -----------    ------------

Loss from operations                          (603,945)      (487,767)   (1,773,153)   (1,434,050)    (8,166,203)

Interest income                                    592          8,336         3,553        39,407        164,845
                                           -----------    -----------   -----------   -----------    ------------

Net loss                                   $  (603,353)   $  (479,431)  $(1,769,600)  $(1,394,643)   $(8,001,358)
                                           ===========    ===========   ===========   ===========    ============

Basic and diluted net loss per share            $(0.02)   $     (0.01)  $     (0.05)  $     (0.05)   $     (0.32)
                                           ===========    ===========   ===========   ===========    ===========

Weighted average number of common
 shares outstanding                         33,430,000     33,150,000    33,375,185    31,298,148     24,785,220
                                           ===========    ===========   ===========   ===========    ===========

The accompanying notes are an integral part of these financial statements.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
For the Nine Months Ended March 31, 2002 and 2001 (unaudited) and for the Period From September 23, 1996 (Inception) to March 31, 2002 (unaudited)

                                                                                For the                          September 23,
                                                                           Nine Months Ended                        1996
                                                                               March 31,                         (Inception)
                                                                          -------------------                      Through
                                                                        2002                  2001              March 31, 2002
                                                                    -----------            -----------           ------------
                                                                    (unaudited)            (unaudited)           (unaudited)
Reconciliation of net losses to net cash used in operations:
         Net loss                                                     $(1,769,600)         $ (1,394,643)         $ (8,001,358)
         Stock grant expense                                              697,500               697,500             2,635,500
Adjustments to reconcile net loss to
net cash used in operating activities
         Depreciation and amortization                                    138,032               144,220               562,228
         Issuance of common stock for assets and services                       -                     -               714,250
         Stock options issued for services                                      -                     -                 9,500
         Write off of patents                                                   -                     -                23,332
(Increase) decrease in
         Other current assets                                             (15,410)               17,576               (35,434)
         Due from related party                                                 -               (17,295)              (21,000)
Increase (decrease) in

         Accounts payable and accrued expenses                             (1,381)              (18,416)               62,715
                                                                       ----------          ------------          ------------
         Net cash flows used in
            operating activities                                         (950,859)             (571,058)           (4,050,267)
                                                                       ----------          ------------          ------------
Cash flows from investing activities:
         Purchase of intangible asset                                     (75,000)                    -            (1,665,046)
         Purchase of property and equipment                                (9,828)                    -              (144,149)
                                                                       ----------          ------------          ------------
         Net cash flows used in
            investing activities                                          (84,828)                    -            (1,809,195)
                                                                       ----------          ------------          ------------
Cash flow from financing activities:
         Proceeds from issuance of common stock                                                                     5,000,000
         Proceeds from stock subscription receivable                    1,000,000                     -             1,000,000
         Proceeds from note payable                                             -                     -               500,000
         Repayment of notes payable                                             -                     -              (500,000)
         Redemption of common stock                                       (55,000)                                    (55,000)
                                                                       ----------          ------------          ------------
         Net cash flows provided by
            financing activities                                          945,000                     -             5,945,000
                                                                       ----------          ------------          ------------

         Net increase (decrease) in cash and equivalents                  (90,687)             (571,058)               85,538

         Cash and equivalents, at beginning of period                     176,225             1,026,990                     -
                                                                      -----------          ------------          ------------

         Cash and equivalents, at end of period                       $    85,538          $    455,932          $     85,538
                                                                      ===========          ============          ============

The accompanying notes are an integral part of these financial statements.

Advanced Engine Technologies, Inc.
Notes to Financial Statements
March 31, 2002



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

         On October 15, 2001, the Company entered into an agreement with OX2 Engine Development PTY, LTD, an Australian company ("OX2 LTD"), to provide research and development products and services related to the OX2 engine ("R and D Agreement"). OX2 LTD is wholly-owned by the inventor of the OX2 engine. Research and development activities will include continued maintenance of the first and second performing test engines as well as design and development of three additional OX2 test engines. In addition, the agreement calls for the design and manufacturing of new and advanced components for the test engines. In consideration for this agreement the Company will repurchase from the inventor, or his affiliates, 240,000 shares of common stock of the Company at $2 per share. The Company has allocated its $2.00 per share repurchase price as $.50 per share for redemption of common shares and $1.50 per share as research and development expense. The $.50 common share redemption price is based on the fair market value of the common shares as of the date of the R and D Agreement. As of March 31, 2002, the Company has repurchased 110,000 shares of common stock under the R and D Agreement.

         In addition, the Company has contracted with the OX2 engine inventor to provide consulting services for the sum of eighty thousand dollars ($80,000) per annum. For the three months and nine months ended March 31, 2002, the Company paid $20,000 and $40,000, respectively, in connection with consulting and product development services under this agreement.

Advanced Engine Technologies, Inc.
Notes to Financial Statements
March 31, 2002



         As of March 31, 2002, the Company's operations consisted of marketing, testing and developing the OX2 combustion engine for the commercial applications and raising any necessary capital investments. Management does not expect to generate significant sales revenue during the year ending June 30, 2002. Accordingly, planned principal operations have not commenced, and the Company is a development stage enterprise.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Unaudited Financial Information
---------------------------------------

         The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company's financial position, the results of operations and cash flows for the periods presented. The results of operations for the three months and nine months ended March 31, 2002 are not necessarily indicative of results for the entire fiscal year ending June 30, 2002.

         The information with respect to the nine months and three months ended March 31, 2002 and 2001 is unaudited.

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

Advanced Engine Technologies, Inc.
Notes to Financial Statements
March 31, 2002



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

Advanced Engine Technologies, Inc.
Notes to Financial Statements
March 31, 2002



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

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded. SFAS No. 44 has been rescinded as it is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-lease transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. This statement is not applicable to the Company.

Reclassification
----------------

         In the statement of operations for the three months ended September 30, 2001, as originally filed, $35,000 of rental expense was classified as an operating expense rather than as a research and development expense. This amount has now been reclassified as research and development expense in the statement of operations for the nine months ended March 31, 2002.

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

Advanced Engine Technologies, Inc.
Notes to Financial Statements
March 31, 2002



advanced engine technologies. For financial statement presentation purposes, the stock under the grant agreement is treated as committed stock until its issuance. The first, second and third installments were issued in July 1999, July 2000 and September 2001, respectively.

         Expense in the grant is being recognized ratably over a five-year period based upon an estimated fair value at the date of the grant of $4.65 per share. This estimate of its fair value is based upon the tracking price of the stock on the grant date of $7.75 per share, less a 40% discount because the stock was restricted, and had a very low trading volume at the time of the grant agreement, and the Company was still in the development stage. During the period from September 23, 1996 (inception) to March 31, 2002, the Company recognized total expense on the stock grant of $2,635,000, including $232,500 and $697,500, respectively, for the three months and nine months ended March 31, 2002 and 2001.

         During the nine months ended March 31, 2002, in accordance with the Company's agreement with OX2 LTD (see Note 1) the Company repurchased 110,000 shares of its common stock. These repurchased shares are held in trust and have not been returned to the Company.

NOTE 4 - RELATED PARTY TRANSACTIONS

         The Company paid research and development costs and rent to a company owned by its current President in the amount of $68,508 (unaudited) for the three months ended March 31, 2002 and $193,538 (unaudited) for the nine months ended March 31, 2002.

         The Company has paid for services to a company that is a stockholder in the amount of $71,956 (unaudited) for the period from September 23, 1996 (inception) to March 31, 2002.

         At March 31, 2002, the Company had an outstanding receivable from its Secretary of $21,000 for reimbursement of remodeling costs on office space that the Company and its Secretary share.

         The Company shares office space with a legal corporation in which its Secretary is a principal, which also serves as part of the Company's legal counsel. The Company incurred legal fees, rent and other reimbursement costs of $16,050 (unaudited) for the three months ended March 31, 2002 and $77,027 (unaudited) for the nine months ended March 31, 2002.

         For the three months and nine months ended March 31, 2002, the Company paid Steven Charles Manthey $20,000 and $40,000, respectively, in connection with consulting services (see Note 1). In addition the Company paid $220,000 (unaudited) to OX2 LTD (a company wholly-owned by Steven Charles Manthey) for the repurchase of 110,000 shares of common stock from Steven Charles Manthey in connection with product development services. (see Note 1). Of the $220,000 (unaudited) paid, $165,000 has been charged to research and development expense during the nine months ended March 31, 2002.

Advanced Engine Technologies, Inc.
Notes to Financial Statements
March 31, 2002


NOTE 5 - RESTATEMENT OF THE MARCH 31, 2001 FINANCIAL STATEMENTS

     The financial statements for the three months and nine months ended March 31, 2001 have been restated from the originally filed financial statements to reflect greater expense recognition in those years in connection with the June 1999 stock grant agreement with the University of Riverside Foundations (see
Note 3 for a description of the agreement and the accounting related to the agreement). Specifically, upon reevaluation of the agreement, current management has concluded that the fair value of the committed common stock on the date of the agreement was $4,650,000, and not $1,500,000 as originally valued. This increase in the fair value of the committed common stock on the date of the grant agreement impacts the expense recognition on the stock grant agreement because the expense which is recognized over a five-year period is based upon the fair value of the committed common stock on the date of the stock grant agreement. Originally, the financial statements for the three and nine months ended March 31, 2001 reflected $0 and $300,000, respectively, of research and development expense associated with this grant. As a result of the foregoing, the financial statements for the three and nine months ended March 31, 2001 have been restated to reflect stock grant expense of $232,500 and $697,500, respectively. Also, the originally filed March 31, 2001 financial statements classified the expense on the stock grant as research and development expense, whereas, the restated financial statements present the expense as "stock grant expense."

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


     Based on its design, we believe our OX2 engine prototype will be fuel efficient, lightweight, low-emission, multi-fueled and smaller and less expensive than conventional internal combustion engines. We also believe that it will not have the complex manufacture/production requirements of conventional internal combustion engines.

     At the present time three (3) prototypes of the OX2 internal combustion engine ("Prototypes"), plus additional parts that can be used for engine development or for the building of additional

Prototypes, have been built. The development and testing of Prototypes are ongoing. No OX2 engines have been manufactured for production use, and no assurance can be given that the OX2 engine will be successfully developed or manufactured for commercial application.

Plan of Operation
-----------------

     We plan to continue the research and development of our OX2 engine Prototypes during the 2002 fiscal year. In addition, we have agreements with Steven Charles Manthey, the inventor of the OX2 engine, and his companies, which require that Mr. Manthey and his companies provide the Company with (i) delivery, on or before July 31, 2002, of two (2) additional OX2 engine Prototypes for development and testing, and (ii) those research, development, consulting and engine maintenance products and services necessary to advance the continuing development of the OX2 engine for commercial application.

     We have an agreement with the University of California, Riverside ("UCR"), which provides that it will continue to provide engine testing and related services to the Company, with particular emphasis on testing related to emissions. These services are being provided under the guidance of Dr. Joseph Norbeck (of the CE-CERT program at UCR) and Dr. Roberta Nichols, one of our consultants. We are also conducting research and development and testing activities in Gardena, California.

     Assuming the successful completion of all necessary research and development work, and assuming the tests of our OX2 Prototypes (existing and future) are successful, we will attempt to introduce the OX2 engine into the market. Such marketing activities may include demonstrations to manufacturers of products using internal combustion engines and the addition of joint venture and/or strategic partners to assist in the marketing, development and commercial application of the OX2 engine.

     In the short term, our plans are to develop the OX2 engine for commercial stationary generator applications, and in the longer term, we plan to develop the engine for commercial, marine, aircraft and/or automotive applications.

     We expect that our cash flow requirements to fund general operations in the fiscal year ending June 30, 2002 will total approximately $1,500,000, including outside consulting fees and expenditures for equipment. We expect to fund these costs with our cash or cash equivalent reserves, which were $85,538 as of March 31, 2002. The Company also has available a $9,000,000 stock subscription receivable which may be drawn upon at the discretion of the Board of Directors. The investor to whom the $9,000,000 stock subscription receivable relates has executed a promissory note and security agreement for the sole purpose of paying down the stock subscription receivable balance. The Board of Directors, at its discretion, may draw down upon the secured promissory note at any time to further the research, development and/or commercial application of the Company's engine(s). Our cost estimates do not include provisions for any contingencies or unexpected expenses that may arise or any unanticipated increases in costs.

     Our net loss since inception (September 23, 1996) is $8,001,358.

     Currently, there are no signed contracts that will produce revenue, and we can provide no assurance that management will be successful in negotiating any such contracts.

Critical Accounting Policies
----------------------------

     We believe that our accounting policy for long-lived assets, including patents, is a critical accounting policy that significantly impacts our financial statements. Our accounting policy of long-lived assets, including patents, is as follows:

We assess the fair value and recoverability of our long-lived assets, including patents, whenever events and circumstances indicate the carrying value of an asset may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. In doing so, we make assumptions and estimates regarding future cash flows and other factors to make our determination. The fair value of our long-lived assets and patents is dependent upon the forecasted performance of our business, changes in the automotive industry, and the overall economic environment. When we determine that the carrying value of our long-lived assets and goodwill may not be recoverable, we measure any impairment based upon the excess of the carrying value that exceeds the estimated fair value of the assets. As a result of these reviews, we have not yet recognized any impairment losses as of March 31, 2002.

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

     .    There can be no assurance that we will be able to develop successfully
          ----------------------------------------------------------------------
          the OX2 engine. No OX2 engines have been developed or manufactured for
          --------------
          commercial production use, and no assurance can be given that the OX2 engine will be successfully developed or manufactured in a commercial application. Testing and development on the engine are still in progress. Until further testing and research and development have been completed, we will not have a finished product for introduction into the market. We do not have an estimated completion date for such testing, research and development. Furthermore, we cannot provide any assurance that we will be successful in the ultimate development of the engine for commercial applications.

     .    A market for our OX2 engine may take longer to develop than
          -----------------------------------------------------------
          anticipated or may never develop, which would adversely affect
          --------------------------------------------------------------
          revenues and profitability. Our OX2 engine represents an innovation in
          --------------------------
          the industry for internal combustion engines. The size and nature of the internal combustion engine industry makes the introduction of changes to industry standards a complex promotional and marketing exercise. We cannot ensure that our targeted customers will purchase our engine. If the market for our engines fails to develop, or develops more slowly than anticipated, we may not be able to meet our expenses and may not achieve profitable results. In addition, we cannot provide assurance that we will be successful with our marketing efforts or the development of future joint ventures or strategic partnerships.

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

     .    Our business depends on the protection of our intellectual property
          -------------------------------------------------------------------
          and may suffer if we are unable to adequately protect our intellectual
          ----------------------------------------------------------------------
          property. Currently, we have been granted one U.S. Patent and one
          --------
          Australian Patent for an Axial Piston Rotary Engine ("Patents"). We have successfully registered these patents in many countries and have patent registrations pending in many other countries throughout the world. Certain of these registrations have been granted and certain are pending. We believe that our ability to establish and maintain our position in the market depends substantially on these Patents. We cannot provide assurance that our Patents will not be invalidated, circumvented or challenged, that the rights granted under the Patents will give us competitive advantages or that our Patent Registration applications will be granted.

     .    If we are found to infringe on the intellectual property rights of
          ------------------------------------------------------------------
          others, we may not be able to continue the development and production
          ---------------------------------------------------------------------
          of the OX2 engine, or we may have to enter into costly license or
          ------------------------------------------------------------------
          settlement agreements to be able to continue development and/or
          ---------------------------------------------------------------
          production. Third parties may allege infringement by us with respect
          ----------
          to past, current or future intellectual property rights. Any claim of infringement, regardless of merit, could be costly, time-consuming and require us to develop non-infringing technology or enter into royalty, licensing or settlement agreements. These agreements could be on terms unfavorable or unacceptable to us and could significantly harm the development of our products and, ultimately, our business. In the future, we may also have to enforce our Patents and other intellectual property rights through litigation. Any such enforcement could also result in substantial costs and could materially affect our financial condition and our business.

     .    Our business is dependent on our relationships with other parties.
          -----------------------------------------------------------------
          Research, development and testing of our engine is presently being carried out internally and in conjunction with Steven Charles Manthey, the inventor of the OX2 engine, and his companies. In addition, we have agreements with Carroll Shelby and his companies to assist in the further development, testing and promotion of our engine. Completion of such research, development and testing is essential to the success of our business. Until such research, development and testing have been completed, we will not have a finished product to introduce to the market. Thus, if we are unable to maintain our relationships with Steven Charles Manthey and/or Carroll Shelby and their companies, our business may be adversely affected.

     .    We have a history of losses. We have a history of operating losses and
          ---------------------------
          an accumulated deficit, as of March 31, 2002, of $8,001,358. Our ability to generate revenues and profits is subject to the risks and uncertainties encountered by development stage companies.

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

     .    Our principal stockholders can exercise significant control over us
          -------------------------------------------------------------------
          and could limit the ability of our other stockholders to influence the
          ----------------------------------------------------------------------
          outcome of transactions requiring a shareholder vote. As of March 31,
          ----------------------------------------------------
          2002, approximately 75% of our outstanding common stock is owned by our executive officers, directors and principal stockholders. These stockholders will have the ability to exercise influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions.

                                     Part II
                                OTHER INFORMATION

Item 1.   Legal Proceedings.

     None.

Item 2.   Changes in Securities and Use of Proceeds.

     None.

Item 3.   Defaults Upon Senior Securities.

     None.

Item 4.   Submission of Matters to a Vote of Security Holders.

     None.

Item 5.   Other Information.

     The following two lawsuits previously named us as a defendant. One action was filed in the State of New Mexico and the other in the State of California. Both actions were filed by the Estate of Paul Gerrard Ebbage (the "Estate") and concerned the Estate's beneficial entitlement to a percentage of shares of Common Stock that originally were issued to OX2 LTD (the "Disputed Shares"). In August 2000, we accepted the surrender of 10,713,238 shares of Common Stock, which we subsequently deposited with the Superior Court of the State of California, County of Los Angeles (the "Los Angeles Superior Court"), for the court to then determine who rightfully owns the Disputed Shares as between the plaintiff and the named defendants (other than us). We were dismissed from the action filed in the State of New Mexico in May 2001. Furthermore, in May 2001 a Joint Stipulation and Order Dismissing Verified Derivative Complaint and Verified Cross Complaint in Interpleader Without Prejudice was filed and entered in the action filed in the State of California dismissing the Company from the action without prejudice.

     In April 2002, the Company received notice that a "Joint Stipulation and Order for Transfer of Disputed Shares Pursuant to Settlement Between the Parties and Dismissal of All Claims With Prejudice" ("Order") had been filed with the Los Angeles Superior Court and entered. This Order specifies the manner in which the Disputed Shares are to be distributed by the Company to the Estate and Steven Charles Manthey, or their designees. The Company will comply with such Order.

     The two lawsuits (now dismissed) are:

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

                                        Advanced Engine Technologies, Inc.
                                        ----------------------------------------
                                                    (Registrant)


Date:  May 15, 2002                     By:  /s/  Carroll Shelby
                                        ----------------------------------------
                                        Carroll Shelby, President and Director

Date:  May 15, 2002                     By:  /s/  M. Neil Cummings
                                        ----------------------------------------
                                        M. Neil Cummings, Secretary