Form 10KSB
period 2002-06-30
ADVANCED ENGINE TECHNOLOGIES INC
filed 2002-10-15
CIK 1043225

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

(Mark One)

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended                         June 30, 2002

OR

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                                          to

Commission file number             0-25177

ADVANCED ENGINE TECHNOLOGIES, INC.

(Name of Small Business Issuer in Its Charter)

Colorado	84-1358194
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

11150 W. Olympic Boulevard Suite 1050, Los Angeles, California	90064
(Address of Principal Executive Offices)	(Zip Code)

                    (302) 914-9599

(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	None

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

Yes         X                     No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☐

State issuer’s revenues for its most recent fiscal year.         $-0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)     $1,229,272 as of October 3, 2002.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS  DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes                  No

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 33,705,000 shares of common stock as of October 3, 2002.

Transitional Small Business Disclosure Format (check one):

Yes                  No         X

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

PART I

Item 1.    Description of Business.

Forward-Looking Statements

This document contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “except,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

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

Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors that affect our business, including without limitation the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition or Plan of Operation” and under the caption “Risk Factors” included herein.

General

Advanced Engine Technologies, Inc. (“we”, “us” or the “Company”) was incorporated in Colorado and commenced operations on September 23, 1996. We were formed to develop and commercialize the OX2 internal combustion engine, a uniquely designed engine. Our focus is on the development and commercial introduction of the OX2 engine and the subsequent licensing of the OX2 engine technology to approved manufacturers.

We have been granted U.S. and Australian patents for an Axial Piston Rotary Engine. In addition, we have patent registrations in countries throughout the world which have either been granted, or are pending.

Our Product

AT THE PRESENT TIME ONLY FOUR (4) PROTOTYPES OF THE OX2 INTERNAL COMBUSTION ENGINE (“OX2 ENGINE PROTOTYPES”), PLUS ADDITIONAL PARTS THAT CAN BE USED FOR ENGINE DEVELOPMENT OR FOR THE BUILDING OF ADDITIONAL PROTOTYPES, HAVE BEEN BUILT. THE DEVELOPMENT AND TESTING OF THE OX2 ENGINE IS ONGOING. NO OX2 ENGINES HAVE BEEN MANUFACTURED FOR PRODUCTION USE, AND NO ASSURANCE CAN BE GIVEN THAT THE OX2 ENGINE WILL BE SUCCESSFULLY DEVELOPED OR MANUFACTURED FOR COMMERCIAL APPLICATION.

Based on its design, we believe the OX2 engine will be fuel efficient, lightweight, low-emission, multi-fueled and smaller and less expensive than conventional internal combustion engines. We also believe that it will not have the complex manufacturing/production requirements of conventional internal combustion engines.

The major parts of the OX2 engine are: (1) housing, (2) cylinder block, (3) top piston plate, (4) lower piston plate, (5) cam track and (6) drive shaft. The moving parts are: (1) cylinder block, (2) top piston plate and (3) lower piston plate.

We expect that the OX2 engine, once completed, will have several advantages over a four stroke conventional engine. Some of these advantages are expected to include the following:

•
The OX2 engine will have only six major components, which we believe will result in lower set-up, production and manufacturing costs than a typical conventional engine and a simplicity of design that will promote a high level of quality assurance.

•	We believe that the OX2 engine will have greater effective engine capacity than a typical conventional engine.

•	The OX2 engine will not use a conventional crankshaft, which we believe will result in a leverage advantage over a typical conventional engine.

•	The design of the OX2 engine should enable the timing to be adjusted, which we believe will produce a more effective burn on the combustible fuel being used.

•
The piston speed of the OX2 engine should remain constant throughout the entire power stroke, which we believe will allow exhaust gases to be more efficiently expelled than a typical conventional engine.

In the short term, our plans are to develop the OX2 engine for commercial stationary generator applications, and in the longer term, we plan to develop the OX2 engine for commercial, marine, aircraft and/or automotive applications.

Research and Development Activities

On October 15, 2001, we entered into an agreement with OX2 LTD and the inventor of the OX2 engine to provide research and development products and services related to the OX2 engine. Research and development activities include continued maintenance of the first and second OX2 Engine Prototypes as well as design and development of three additional OX2 Engine Prototypes. The agreement also calls for the design and manufacturing of new and advanced components for the OX2 Engine Prototypes. We are also conducting research and development activities in Gardena, California.

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

Patents

We have been granted a U.S. patent for an Axial Piston Rotary Engine (U.S. Patent No. 5,813,372). We have also been granted a patent for an Axial Piston Rotary Engine in Australia (No. PCT/AU95/00815). In addition, we have patent registrations in countries throughout the world which have either been granted, or are pending.

Employees

We have two employees, our president and our chief operating officer. We are currently evaluating the need to hire additional employees to assist in the daily operations and market placement of our product. We also engage consultants who receive fees for their consulting services.

Other Agreements

In June 1999, we agreed to grant 1,000,000 shares of our Common Stock to the University of California Riverside Foundation. The stock is to be issued in five annual installments of 200,000 shares of Common Stock each. Installments were granted in July 1999, July 2000, September 2001 and September 2002, for a total of 800,000 shares. The shares were donated to provide an endowment for research funds for the College of Engineering-Center for Environmental Research and Technology. This donation is independent of our relationship with University of California Riverside for testing of the OX2 engine and related services.

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

•
There can be no assurance that we will be able to develop successfully the OX2 engine. No OX2 engines have been developed or manufactured for commercial production use, and no assurance can be given that the OX2 engine will be successfully developed or manufactured in a commercial application. Testing and development on the engine are still in progress. Until further testing and research and development have been completed, we will not have a finished product for introduction into the market. We do not have an estimated completion date for such testing and research and development. Furthermore, we cannot provide any assurance that we will be successful in the ultimate development of the OX2 engine for commercial applications.

•
A market for our OX2 engine may take longer to develop than anticipated or may never develop, which would adversely affect revenues and profitability. Our OX2 engine represents an innovation in the industry for internal combustion engines. The size and nature of the internal combustion engine industry makes the introduction of changes to industry standards a complex promotional and marketing exercise. We cannot ensure that our targeted customers will purchase our engine. If the market for our engines fails to develop, or develops more slowly that anticipated, we may not be able to meet our expenses and may not achieve profitable results. In addition, we cannot provide any assurance that we will be successful with our marketing efforts or the development of future joint ventures or strategic partnerships.

•
Our cash or cash equivalents reserves may not be adequate to cover our costs of operations. To date, we have covered our operating losses by privately placing securities. We expect to fund our general operations and marketing activities for 2003 with our current cash and cash equivalents reserves, which were obtained from the sale of securities and were $270,044 as of June 30, 2002. We also have an $8,500,000 stock subscription receivable from the R.E. & M. Petersen Living Trust DTD 1/17/83 (the “Petersen Trust”), which may be drawn upon at the discretion of our board of directors. The Petersen Trust has executed a promissory note and security agreement for the sole purpose of paying down the stock subscription receivable balance. However, our cost estimates do not include provisions for any contingencies, unexpected expenses or increases in costs that may arise. If our cash and cash equivalent reserves are exhausted, we plan to request payments on the subscription receivable as funds are required for operations.

•
We may not be able to raise the capital we need. It is likely that we will need to raise additional capital at some point in the future. If additional funds are raised through the issuance of equity, our shareholders’ ownership will be diluted. There can be no assurance that additional financing will be available on terms favorable to us or at all. If funds are not available or are not available on terms acceptable to us, we may not be able to continue the development of our product, respond to our competitors or continue our business.

•
Our business depends on the protection of our intellectual property and may suffer if we are unable to protect adequately our intellectual property. Currently, we have been granted one U.S. Patent and one Australian Patent for an Axial Piston Rotary Engine. We have registered these patents in many countries and have patent registrations pending in many other countries throughout the world. We believe that our ability to establish and maintain our position in the market depends on these patents. We cannot provide any assurance that our patents will not be invalidated, circumvented or challenged, that the rights granted under the patents will give us competitive advantages or that our patent registration applications will be granted.

•
If we are found to infringe on the intellectual property rights of others, we may not be able to continue the development and production of the OX2 engine, or we may have to enter into costly license or settlement agreements to be able to continue to development and/or production. Third parties may allege infringement by us with respect to past, current or future intellectual property rights. Any claim of infringement, regardless of merit, could be costly, time-consuming and require us to develop non-infringing technology or enter into royalty, licensing or settlement agreements. These agreements could be on terms unfavorable or unacceptable to us and could significantly harm the development of our products and, ultimately, our business. In the future, we may also have to enforce our patents and other intellectual property rights through litigation. Any such enforcement could also result in substantial costs and could materially affect our financial condition and our business.

•
Our business is dependent on our relationships with other parties. Research and development and testing of our engine is presently being carried out internally and in conjunction with Steven Charles Manthey, the inventor of the OX2 engine, and his companies. In addition, we have agreements with Carroll Shelby and his companies to assist in the further develop, testing and promotion of our engine. Completion of such research, development and testing is essential to the success of our business. Until such research, development and testing have been completed, we will not have a finished product to introduce to the market. Thus, if we are unable to maintain our relationships with Steven Charles Manthey and/or Carroll Shelby and their companies, our business may be adversely affected.

•
We have a history of losses. We have a history of operating losses and an accumulated deficit, as of June 30, 2002, of $9,131,981. Our ability to generate revenues and profits is subject to the risks and uncertainties encountered by development stage companies.

•
Our future revenues and profitability are unpredictable. We currently have no signed contracts that will produce revenue, and we do not have an estimate as to when we will be entering into such contracts. Furthermore, we cannot provide any assurance that management will be successful in negotiating such contracts.

•
Rapid technological changes could adversely affect our business. The market for internal combustion engines is characterized by rapidly changing technology, evolving industry standards and changing customer demands. Thus, if we are unable to adapt to rapidly changing technologies and to adapt our product to evolving industry standards, our business will be adversely affected.

•
Our Common Stock is not widely traded, which may result in illiquidity and increased volatility. Our Common Stock is not widely traded, and, as a result, the prices quoted for our stock may not reflect its fair market value. Because of the low volume of trading in our Common Stock, our shareholders may find it difficult to sell their shares.

•
Our principal shareholders can exercise significant control over us and could limit the ability of our other shareholders to influence the outcome of transactions requiring a shareholder vote. As of June 30, 2002, approximately 90% of our outstanding Common Stock is owned by our executive officers, directors and principal shareholders. These shareholders will have the ability to exercise influence over all matters requiring approval by our shareholders, including the election of directors and approval of significant corporate transactions.

•
Our Common Stock is currently quoted on the OTC Bulletin Board, which will likely be replaced by the Bulletin Board Exchange in early 2003. Our Common Stock is currently quoted on the OTC Bulletin Board under the symbol: AENG. The Nasdaq Stock Market, Inc. (“Nasdaq”) has announced the proposed launch of the Bulletin Board Exchange (the “BBX”), pending approval from the Securities and Exchange Commission, in the first quarter of 2003. The BBX is designed to replace the OTC Bulletin Board. The NASD will terminate the OTC Bulletin Board six months after the launch of the BBX. We are evaluating the criteria to be listed on the BBX.

The BBX will be a listed marketplace, with qualitative listing standards but no minimum share price, income or asset requirements, therefore allowing entrance to a wide array of listings. In the event that we elect not to apply for listing on the BBX or in the event that we are not able to meet the listing requirements of the BBX, our Common Stock will continue to be quoted on the OTC Bulletin Board for only six months after the launch of the BBX and shareholders’ ability to sell their shares may be adversely affected.

Item 2.    Description of Property.

We lease office space for our headquarters in Los Angeles, California and work space for engine development in Gardena, California.

Item 3.    Legal Proceedings.

The following two lawsuits previously named us as a defendant. One action was filed in the State of New Mexico and the other in the State of California. Both actions were filed by the Estate of Paul Gerrard Ebbage (the “Estate”) and concerned the Estate’s beneficial entitlement to a percentage of shares of Common Stock that originally were issued to OX2 LTD (the “Disputed Shares”). In August 2000, we accepted the surrender of 10,713,238 shares of Common Stock, which we subsequently deposited with the Superior Court of the State of California, County of Los Angeles (the “Los Angeles Superior Court”), for the court to then determine who rightfully owns the Disputed Shares as between the plaintiff and the named defendants (other than us).

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

In April 2001, the action filed in the State of California was dismissed without prejudice. We were dismissed from the action filed in the State of New Mexico in May 2001. In April 2002, pursuant to a settlement between the parties, the action filed in the State of New Mexico was dismissed. Pursuant to the settlement agreement, the Disputed Shares were distributed to entities controlled by the Estate and Mr. Manthey.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

Part II

Item 5.    Market for Common Equity and Related Stockholder Matters.

Since the first quarter of 1998, our Common Stock has traded in the over-the-counter market and has been quoted on the OTC Bulletin Board under the symbol: AENG.

Set forth below is the range of high and low bid information by quarter for the last two fiscal years.

	High	Low
July-September 2000	$3.13	$1.50
October-December 2000	1.75	.75
January-March 2001	1.25	.50
April-June 2001	.5	.88
July-September 2001	.88	.40
October-December 2001	.65	.29
January-March 2002	.51	.23
April-June 2002	.38	.23

The above quotations were obtained from Commodity Systems, Inc. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. As of October 3, 2002, we had 381 shareholders of record.

The Nasdaq Stock Market, Inc. (“Nasdaq”) has announced the proposed launch of the Bulletin Board Exchange (the “BBX”) pending approval of the BBX from the Securities and Exchange Commission, in the first quarter of 2003. The BBX is designed to replace the OTC Bulletin Board. The NASD will terminate the OTC Bulletin Board six months after the launch of the BBX. We are evaluating the criteria to be listed on the BBX. In the event that we elect not to apply for listing on the BBX or in the event that we are not able to meet the listing requirements of the BBX, our Common Stock will continue to be quoted on the OTC Bulletin Board for only six months after the launch of the BBX and thereafter, our Common Stock will only be quoted in the “Pink Sheets.” See “Item 1. Description of Business—Risk Factors.”

We have not paid any dividends since inception. We do not anticipate paying any dividends in the future even if we were to have earnings.

Sales of Unregistered Securities

In August 2002, we granted our directors the number of shares of Common Stock set forth below opposite his or her name, in consideration of such person’s service as a director of the Company. Such shares were granted in reliance on the exemption provided by Rule 505 of Regulation D promulgated under the Securities Act of 1933, as amended. Each of Mr. Holmes, Mr. Manthey, Ms. Phillips, Mr. Ronzi and Mr. Shelby is an accredited investor.

Name of Director	Number of Shares of Common Stock
Noel Holmes	10,000
Steven Charles Manthey	10,000
Alexandria Phillips	10,000
Richard C. Ronzi	10,000
Carroll Shelby	10,000
Total	50,000

Item 6.    Management’s Discussion and Analysis or Plan of Operation.

We plan to continue the research and development of our OX2 Engine Prototypes during the 2003 fiscal year. On October 15, 2001, we entered into an agreement with OX2 LTD and Steven Charles Manthey, the inventor of the OX2 engine, to provide research and development products and services related to the OX2 engine. OX2 LTD is wholly-owned by Mr. Manthey. The agreement was amended in January 2002 and April 2002. Research and development activities under the agreement include continued maintenance of the first and second OX2 Engine Prototypes as well as design and development of three additional OX2 Engine Prototypes. The agreement also calls for the design and manufacturing of new and advanced components for the OX2 Engine Prototypes. In consideration for the services provided by Mr. Manthey and OX2 under the agreement we will repurchase from Mr. Manthey, or his affiliates, 240,000 shares of our common stock, par value $0.001 per share (“Common Stock”), at $2.00 per share. We have allocated its $2.00 per share repurchase price as $0.50 per share for the redemption of common shares and $1.50 per share as research and development expense. The $0.50 common share redemption price is based on the fair market value of the common shares as of the agreement date. In addition, Mr. Manthey provides consulting services under the agreement for the sum of eighty thousand dollars ($80,000) per annum. As of June 30, 2002, we have repurchased 170,000 shares of our Common Stock for $340,000 under this agreement. For the year ended June 30, 2002, we paid $60,000 in connection with consulting services under this agreement.

We have an agreement with the University of California, Riverside (“UCR”), which provides that it will continue to provide engine testing and related services to the Company, with particular emphasis on testing related to emissions. These services are being provided under the guidance of Dr. Joseph Norbeck (of the CE-CERT program at UCR) and Dr. Roberta Nichols, one of our consultants. We are also conducting research and development and testing activities in Gardena, California.

We have spent $711,458 for the fiscal year ended June 30, 2002 and $259,023 for the fiscal year ended June 30, 2001, on research and development for the OX2 engine.

Assuming the successful completion of all necessary research and development work, and assuming the tests of our OX2 Engine Prototypes (existing and future) are successful, we will attempt to introduce the OX2 engine into the market. Such marketing activities may include demonstrations to manufacturers of products using internal combustion engines and the addition of joint venture and/or strategic partners to assist in the marketing, development and commercial application of the OX2 engine.

In the short term, our plans are to develop the OX2 engine for commercial stationary generator applications, and in the longer term, we plan to develop the engine for commercial, marine, aircraft and/or automotive applications.

We expect that our cash flow requirements to fund general operations in the fiscal year ending June 30, 2003 will total approximately $1,500,000, including outside consulting fees and expenditures for equipment. We expect to fund these costs with our cash or cash equivalent reserves, which were $270,730 as of June 30, 2002. The Company also has available a $8,500,000 stock subscription receivable from the R.E. & M. Petersen Trust DTD 1/17/83 (the “Petersen Trust”) which may be drawn upon at the discretion of the Board of Directors. The Petersen Trust has executed a promissory note and security agreement for the sole purpose of paying down the stock subscription receivable balance. The Board of Directors, at its discretion, may draw down upon the secured promissory note at any time to further the research, development and/or commercial application of the Company’s engine(s). Our cost estimates do not include provisions for any contingencies or unexpected expenses that may arise or any unanticipated increases in costs.

Our net loss since inception (September 23, 1996) is $9,131,981. Our net loss for the fiscal year ended June 30, 2002 is $2,900,223.

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

We assess the fair value and recoverability of our long-lived assets, including patents, whenever events and circumstances indicate the carrying value of an asset may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. In doing so, we make assumptions and estimates regarding future cash flows and other factors to make our determination. The fair value of our long-lived assets and patents is dependent upon the forecasted performance of our business, changes in the automotive industry and the overall economic environment. When we determine that the carrying value of our long-lived assets and goodwill may not be recoverable, we measure any impairment based upon the excess of the carrying value that exceeds the estimated fair value of the assets. As a result of these reviews, we have not yet recognized any impairment losses as of June 30, 2002.

Item 7.    Financial Statements.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
FOR THE YEARS ENDED
JUNE 30, 2002 AND 2001

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONTENTS
June 30, 2002

Page
INDEPENDENT AUDITOR’S REPORT	14

FINANCIAL STATEMENTS

Balance Sheet	15

Statements of Operations	16

Statements of Shareholders’ Equity	17-19

Statements of Cash Flows	20-21

Notes to Financial Statements	22-33

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors
Advanced Engine Technologies, Inc.

We have audited the accompanying balance sheet of Advanced Engine Technologies, Inc. (a development stage company) as of June 30, 2002, and the related statements of operations, shareholders’ equity, and cash flows for each of the years ended June 30, 2002 and 2001. These financial statements are the responsibility of the management of Advanced Engine Technologies, Inc. Our responsibility is to express an opinion on these financial statements based on our audit. We have not audited the statements of operations, shareholders’ equity and cash flows for the periods from September 23, 1996 (inception) to June 30, 2000. These periods have been audited by other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Engine Technologies, Inc. as of June 30, 2002, and the results of its operations and its cash flows for the years ended June 30, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
August 28, 2002

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
June 30, 2002

ASSETS
Current assets
Cash and cash equivalents	$270,730
Prepaid expenses	21,661

Total current assets	292,391
Due from related party	21,000
Property and equipment, net	49,001
Patents, net of accumulated amortization of $500,974	1,132,791

Total assets	$1,495,183

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$77,919

Total current liabilities	77,919

Shareholders’ equity
Common stock, $0.001 par value 50,000,000 shares authorized 33,430,000 shares issued and outstanding	33,430
Additional paid-in capital	19,022,815
Committed common stock under grant agreement	1,860,000
Subscription receivable	(8,500,000)
Shares receivable under stock repurchase agreement	(85,000)
Deferred costs under grant agreement	(1,782,000)
Deficit accumulated during the development stage	(9,131,981)

Total shareholders’ equity	1,417,264

Total liabilities and shareholders’ equity	$1,495,183

The accompanying notes are an integral part of these financial statements.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
For the Years Ended June 30, 2002 and 2001 and
for the Period from September 23, 1996 (Inception) to June 30, 2002

	For the Year Ended June 30,		For the Period from September 23, 1996 (Inception) to June 30, 2002
	2002	2001
Expenses
Operating	$1,263,484	$807,889	$3,569,804
Research and development	711,458	259,023	2,836,856
Stock grant expense	930,000	930,000	2,868,000
Write-off of patent	—	23,332	23,332

Total expenses	2,904,942	2,020,244	9,297,992

Loss from operations	(2,904,942)	(2,020,244)	(9,297,992)
Other income
Interest income	4,719	43,392	166,011

Net loss	$(2,900,223)	$(1,976,852)	$(9,131,981)

Basic and diluted loss per share	$(0.09)	$(0.06)	$(0.36)

Weighted-average shares outstanding	33,388,333	31,744,959	25,156,325

The accompanying notes are an integral part of these financial statements.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Period from September 23, 1996 (Inception) to June 30, 2002

	Common Stock		Additional Paid-In Capital	Committed Common Stock Under Grant Agreement		Subscription Receivable		Shares Receivable Under Stock Repurchase Agreement	Deferred Costs Under Grant Agreement		Deficit Accumulated During the Development Stage		Total
	Shares	Amount
Balance, September 23, 1996 (Inception)	—	$—	$—		$—		$—	$—		$—		$—	$—
Common stock issued for license rights	20,000,000	20,000	(18,000)										2,000
Common stock issued for cash	499,200	499	498,701										499,200
Common stock issued for services	600,000	600	5,400										6,000
												(164,233)	(164,233)

Balance, June 30, 1997	21,099,200	21,099	486,101		—			—				(164,233)	342,967
Common stock issued for cash	500,800	501	500,299										500,800
Net loss												(309,635)	(309,635)

Balance, June 30, 1998	21,600,000	21,600	986,400		—			—				(473,868)	534,132
Common stock committed under grant agreement					4,650,000					(4,650,000)			—
Common stock issued for assets and services	325,000	325	568,425										568,750
Common stock issued for services	400,000	$400	$1,999,600	$		$			$		$		$2,000,000
Research and development expense recognized under grant agreement										78,000			78,000
Net loss												(980,381)	(980,381)

The accompanying notes are an integral part of these financial statements.

	Common Stock		Additional Paid-In Capital	Committed Common Stock Under Grant Agreement	Subscription Receivable	Shares Receivable Under Stock Repurchase Agreement	Deferred Costs Under Grant Agreement	Deficit Accumulated During the Development Stage	Total
	Shares	Amount
Balance, June 30, 1999	22,325,000	22,325	3,554,425	4,650,000	—		(4,572,000)	(1,454,249)	2,200,501
Common stock issued under grant agreement	200,000	200	929,800	(930,000)					—
Common stock issued for cash	400,000	400	1,999,600						2,000,000
Common stock issued for services	25,000	25	87,475						87,500
Research and development expense recognized under grant agreement							930,000		930,000
Net loss								(2,800,657)	(2,800,657)

Balance, June 30, 2000	22,950,000	$22,950	$6,571,300	$3,720,000	$—	$—	$(3,642,000)	$(4,254,906)	$2,417,344
Common stock issued under grant agreement	200,000	200	929,800	(930,000)					—
Common stock subscribed	10,000,000	10,000	9,990,000		(10,000,000)				—
Common stock issued for services	80,000	80	49,920						50,000
Stock options issued for services			9,500						9,500
Research and development expense recognized under grant agreement							930,000		930,000
Net loss								(1,976,852)	(1,976,852)

Balance, June 30, 2001	33,230,000	$33,230	$17,550,520	$2,790,000	$(10,000,000)	$—	$(2,712,000)	$(6,231,758)	$1,429,992
Stock options issued for services			542,495						542,495

The accompanying notes are an integral part of these financial statements.

Shares receivable under stock repurchase agreement						(85,000)			(85,000)
Common stock subscribed					1,500,000				1,500,000
Common stock issued under grant agreement	200,000	200	929,800	(930,000)					—
Research and development expense recognized under grant agreement							930,000		930,000
Net loss								(2,900,223)	(2,900,223)

Balance, June 30, 2002	33,430,000	$33,430	$19,022,815	$1,860,000	$(8,500,000)	$(85,000)	$(1,782,000)	$(9,131,981)	$1,417,264

The accompanying notes are an integral part of these financial statements.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
For the Years Ended June 30,

	For the Year Ended June 30,		For the Period from September 23, 1996 (Inception) to June 30, 2001
	2002	2001
Cash flows from operating activities
Net loss	$(2,900,223)	$(1,976,852)	$(9,131,981)
Adjustments to reconcile net loss to net cash used in operating activities
Stock grant expense	930,000	930,000	2,868,000
Depreciation and amortization	193,069	186,350	617,263
Common stock issued for assets and services	—	50,000	714,250
Stock options issued for services	542,495	9,500	551,995
Write-off of patents	—	23,332	23,332
(Increase) decrease in
Due from related parties	—	5,000	(21,000)
Prepaid expenses	(1,640)	2,747	(21,661)
Increase (decrease) in
Accounts payable and accrued expenses	13,824	(56,264)	77,919

Net cash used in operating activities	(1,222,475)	(826,187)	(4,321,883)

Cash flows from investing activities
Acquisition of patents	(87,467)	(24,578)	(1,677,513)
Purchase of property and equipment	(10,553)	—	(144,874)

Net cash used in investing activities	(98,020)	(24,578)	(1,822,387)

Cash flows from financing activities
Proceeds from note payable	—	—	500,000
Proceeds from stock subscription receivable	1,500,000	—	1,500,000
Repayment of note payable	—	—	(500,000)
Repurchase of common stock	(85,000)	—	(85,000)
Proceeds from issuance of common stock	—	—	5,000,000

Net cash provided by financing activities	1,415,000	—	6,415,000

The accompanying notes are an integral part of these financial statements.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
For the Years Ended June 30,

	For the Year Ended June 30,		For the Period from September 23, 1996 (Inception) to June 30, 2002
	2002	2001
Net increase (decrease) in cash and cash equivalents	$94,505	$(850,765)	$270,730
Cash and cash equivalents, beginning of period	176,225	1,026,990	—

Cash and cash equivalents, end of period	$270,730	$176,225	$270,730

Supplemental disclosures of cash flow information
Interest paid	$—	$—	$—

Income taxes paid	$—	$—	$—

Supplemental Schedule of Non-Cash Investing and Financing Activities

In connection with a June 1999 stock grant agreement with the University of Riverside Foundation, the Company issued 600,000 shares of common stock to the University of California Riverside Foundation during the period of September 23, 1996 (inception) to June 30, 2002, including 200,000 shares each, during the years ended June 30, 2002 and 2001.

In addition to the above, the Company issued 21,430,000 shares of common stock for services and assets valued at $2,714,250 during the period of September 23, 1996 (inception) to June 30, 2002, including 25,000 shares valued at $87,500, and 80,000 shares valued at $50,000, for the years ended years ended June 30, 2000 and 2001, respectively.

The Company issued 2,800,000 stock options valued at $551,995 for services during the period of September 23, 1996 (inception) to June 30, 2002, including 2,775,000 stock options valued at $542,495, and 25,000 shares valued at $9,500, for the years ended June 30, 2002 and 2001, respectively.

The accompanying notes are an integral part of these financial statements.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
June 30, 2002

NOTE 1—ORGANIZATION AND LINE OF BUSINESS

Advanced Engine Technologies, Inc. (the “Company”) was incorporated in Colorado and commenced operations on September 23, 1996. The Company was formed to develop and commercialize the OX2 internal combustion engine, a uniquely designed engine. On October 18, 1996, the Company entered into an exclusive sublicense agreement with OX2 Engine (Distribution) Limited, a company incorporated under the laws of the Republic of Vanuatu (“OX2 LTD”), pursuant to which the Company acquired the right to manufacture, distribute and market the OX2 engine in the North American Free Trade Agreement countries (presently the United States, Canada and Mexico). Pursuant to the terms of the sublicense agreement, the Company issued 20,000,000 shares of its common stock to OX2 LTD and agreed to pay a 15% royalty on the gross proceeds generated from actual sales of the OX2 engine. In addition, the sublicense agreement provided that the Company would issue an additional 19,000,000 shares of common stock to OX2 LTD upon completion of certain emissions testing. In December 1998, the parties agreed to rescind the obligation of the Company to issue these additional 19,000,000 shares of common stock to OX2 LTD.

In May 1999, pursuant to a four-party agreement among the Company, OX2 LTD, OX2 Intellectual Property Inc. and Advanced Engine Technology PTY Ltd., the Company acquired the worldwide patent rights for the OX2 engine for $1,500,000. This agreement superseded and terminated the October 1996 sublicense agreement. The Company has assumed responsibility for patent maintenance and for future research and development on the OX2 engine.

On October 15, 2001, the Company entered into an agreement with OX2 LTD and the inventor of the OX2 engine to provide research and development products and services related to the OX2 engine (“R and D Agreement”). OX2 LTD is wholly-owned by the inventor of the OX2 engine. Research and development activities include continued maintenance of the first and second performing test engines as well as design and development of three additional OX2 test engines. The agreement also calls for the design and manufacturing of new and advanced components for the test engines. In addition, the Company has contracted with the inventor of the OX2 engine to provide consulting services for the sum of eighty thousand dollars ($80,000) per annum. For the year ended June 30, 2002, the Company paid $60,000 in connection with consulting services under this agreement. (See Note 5 for additional information regarding the R & D Agreement.)

As of June 30, 2002, the Company’s operations consisted of marketing, testing and developing the OX2 combustion engine for commercial applications and raising any necessary capital investments. Management does not expect to generate significant sales revenue during the year ending June 30, 2003. Accordingly, planned principal operations have not commenced.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
June 30, 2002

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Enterprise

The Company is a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” All losses accumulated since inception have been considered as part of the Company’s development stage activities.

Comprehensive Income

The Company utilizes Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income.” This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in the Company’s financial statements since the Company did not have any of the items of comprehensive income in any period presented.

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

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
June 30, 2002

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Patent Rights (Continued)

During the year ended June 30, 2002, amortization expense of the patents aggregated to $168,991, and the weighted-average amortization period was 9.59 years. In addition, as of June 30, 2002, the estimated amortization expense for the next five years was as follows:

Year Ended June 30,
2003	$174,582
2004	$174,582
2005	$174,582
2006	$172,122
2007	$157,765

Impairment of Long-Lived Assets

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

Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current implicit value accounting method specified in Accounting Principles Bulletin (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for stock-based compensation issued to employees.

The Company has elected to use the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation.

Research and Development Costs

Research and development costs are expensed as incurred.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
June 30, 2002

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs amounted to $34,771 and $24,704 for the years ended June 30, 2002 and 2001, respectively.

Income Taxes

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

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
June 30, 2002

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity’s commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged. This statement is not applicable to the Company.

NOTE 3—CASH AND CASH EQUIVALENTS

The Company maintains its cash balances at a bank located in Southern California. The balances at the bank are insured by the Federal Deposit Insurance Corporation up to $100,000. At times, cash balances are in excess of the insured limit.

NOTE 4—PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2002 consisted of the following:

Automobile	$10,000
Furniture	7,523
Software	24,906
Computer equipment	48,875
Manufacturing equipment and tooling	53,568

144,872
Less accumulated depreciation	95,871

Total	$49,001

Depreciation expense was $24,079 and $25,156 for the years ended June 30, 2002 and 2001, respectively.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
June 30, 2002

NOTE 5—SHAREHOLDERS’ EQUITY

Common Stock

As described in Note 1, in October 1996, the Company issued 20,000,000 shares of its common stock to OX2 LTD for the right to manufacture, distribute and market the OX2 engine.

The Company offered 1,000,000 shares of its common stock at $1.00 per share in an offering memorandum pursuant to Rule 504 of Regulation D of the Securities Act of 1933. The Company sold 499,200 shares as of June 30, 1997 and 500,800 during the year ended June 30, 1998. As of June 30, 1997, the Company had stock subscribed in the amount of $74,000 that was recorded as a receivable and subsequently received during the year ended June 30, 1998.

On August 6, 1998, the Company entered into a joint venture agreement with Carroll Shelby under which the Company was to issue 300,000 shares of restricted common stock in exchange for services related to possible future applications of the engine in a street vehicle that utilizes the OX2 combustion engine. These shares were issued in November 1998. They were valued at $525,000 and expensed as research and development costs. Subsequent to this transaction, Carroll Shelby was appointed to the Board of Directors. This agreement expired on December 31, 2001.

In November 1998, the Company issued 25,000 shares of restricted stock to purchase patents, copyrights, designs and prototypes to be used with the Company’s technology. This transaction was valued at $43,750 and recorded as an intangible asset. The asset was written off during the year ended June 30, 2001.

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

During the year ended June 30, 2001, in a private placement, the Company entered into a subscription agreement with the R.E. & M. Petersen Trust DTD 1/17/83 (the “Petersen Trust”) to issue 10,000,000 of the Company’s common stock in exchange for $10,000,000. On September 6, 2000, the Company issued the stock under subscription. In addition, the Company also issued 2,000,000 stock options to the Petersen Trust for its investment in the Company, which became immediately vested, and carry an exercise price of $0.625 per share.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
June 30, 2002

NOTE 5—SHAREHOLDERS’ EQUITY (Continued)

In September 2001, in connection with this subscription agreement, the Company received a $10,000,000 non-interest bearing promissory note from the Petersen Trust that is payable upon demand and secured by all of the assets of the Petersen Trust. The Board of Directors intends to request payments on the subscription receivable and promissory note as funds are required for operations. During the year ended June 30, 2002, the Company requested and received payments on the subscription receivable and promissory note of $1,500,000, which left a balance on the subscription receivable and promissory note at June 30, 2002 of $8,500,000.

In April 2001, the Company issued 80,000 shares of common stock valued at $50,000 for services provided by directors.

In connection with the R & D Agreement described in Note 1, the Company will repurchase from the Steven Charles Manthey, the inventor, or his affiliates, 240,000 shares of common stock of the Company at $2.00 per share. The Company has allocated its $2.00 per share repurchase price as $0.50 per share for redemption of common shares, and $1.50 per share as research and development expense. The $0.50 common share redemption price is based on the fair market value of the common shares as of the date of the R and D Agreement. As of June 30, 2002, the Company has repurchased 170,000 shares of common stock under the R and D Agreement. Stock certificates representing the repurchased shares are in the possession of the Company and in the process of being transferred. Of the $340,000 paid by the Company for these shares, $255,000 and $85,000 has been charged to research and development expense and equity, respectively, for the year ended June 30, 2002.

Stock Grant Agreement

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

Expense on the grant is being recognized ratably over a five-year period based upon an estimated fair value at the date of the grant of $4.65 per share. This estimate of its fair value is based upon the quoted price of the stock on the grant date of $7.75 per share, less a 40% discount because the stock was restricted, and the Company’s stock had a very low trading volume at the time of the grant agreement, and the Company was still in a development stage. During the period from September 23, 1996 (inception) to June 30, 2002, the Company recognized total expense on the stock grant of $2,868,000, including $930,000 for each the years ended June 30, 2002 and 2001.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
June 30, 2002

NOTE 5—SHAREHOLDERS’ EQUITY (Continued)

Stock Options

The Company maintains the 2000 Stock Incentive Plan (the “Plan”) under which a maximum of 10,000,000 shares of common stock may be issued to employees, directors and consultants. The options vest over period that is determined by the Board of Directors. The options expire no later than 10 years after the date of grant.

The Company has adopted only the disclosure provisions of SFAS No. 123. It applies APB No. 25 and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options issued to outside third parties.

During the year ended June 30, 2002, the Company recognized $542,495 in operating and research and development expense for 2,775,000 stock options that were issued for consulting services that were primarily performed by officers and directors of the Company. The consulting services performed by the officers and directors were for activities and services in addition to their normal responsibilities as officers and directors.

If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No. 123, the Company’s net loss and loss per share would be reduced to the pro forma amounts indicated below for the year ended June 30, 2002 and 2001:

	2002	2001
Net loss
As reported	$(2,900,223)	$(1,976,852)
Pro forma	$(3,134,815)	$(2,600,857)
Basic loss per common share
As reported	$(0.09)	$(0.06)
Pro forma	$(0.09)	$(0.08)

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
June 30, 2002

NOTE 5—SHAREHOLDERS’ EQUITY (Continued)

The following summarizes all of the Company’s stock option transactions:

	Stock Options Outstanding	Weighted- Average Exercise Price
Outstanding, June 30, 2000	—	$—
Granted	3,700,000	$0.625

Outstanding, June 30, 2001	3,700,000	$0.625
Granted	3,975,000	0.308
Cancelled	—	—
Exercised	—	—

Outstanding, June 30, 2002	7,675,000	$0.461

Exercisable, June 30, 2002	7,675,000	$0.461

Stock Options

Information relating to these options is as follows:

Exercise Price	Stock Options Outstanding	Stock Options Exercisable	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price of Options Outstanding	Weighted- Average Exercise Price of Options Exercisable
$0.625	3,700,000	3,700,000	8.84 years	$0.625	$0.625
$0.308	3,975,000	3,975,000	9.92 years	$0.308	$0.308

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
June 30, 2002

NOTE 5—SHAREHOLDERS’ EQUITY (Continued)

For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended June 30, 2002 and 2001:

	2002	2001
Dividend yield	0%	0%
Expected volatility	100%	100%
Risk free interest rate	3.80%	4.28%
Expected life	3 years	3 years

The weighted-average fair value of options granted during the year ended June 30, 2002 and 2001 for which the exercise price equals the market price on the grant date was $0.30 and $0.60, respectively and the weighted-average exercise price was $0.308 and $0.625, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

NOTE 6—INCOME TAXES

At June 30, 2002, the Company had deferred tax assets amounting to approximately $1,587,000. The deferred tax assets consist primarily of the tax benefit of net operating loss carryforwards and are fully offset by a valuation allowance of the same amount.

The net change in the valuation allowance for deferred tax assets was an increase of approximately $569,000 and $477,000 for the years ended June 30, 2002 and 2001, respectively. The net change is due primarily to the increase in net operating loss carryforwards.

At June 30, 2002, the Company had net operating loss carryforwards of approximately $3,982,000 available to offset future state and federal taxable income. These carryforwards begin to expire in 2017.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
June 30, 2002

NOTE 7—RELATED PARTY TRANSACTIONS

The Company has paid research and development costs and rent to a company owned by its current President and director in the amount of $489,189 from September 23, 1996 (inception) to June 30, 2002, including $263,365 and $101,387 for the years ended June 30, 2002 and 2001, respectively.

The Company has paid for services from a company that is a stockholder in the amount of $71,956 for the period from September 23, 1996 (inception) to June 30, 2002.

At June 30, 2002, the Company had an outstanding receivable from its Secretary of $21,000 for reimbursement of remodeling costs on office space that the Company and its Secretary share.

The Company shares office space with a legal corporation that is legal counsel to the Company and of which its Secretary is a principal. For the period from September 23, 1996 (inception) to June 30, 2002, the Company incurred legal fees, rent and other reimbursement costs of $446,238, including $106,096 and $152,157 for the years ended June 30, 2002 and 2001, respectively.

For the year ended June 30, 2002, the Company paid a director $60,000, in connection with consulting services (see Note 1). In addition the Company paid $340,000 to a company wholly-owned by such director for the repurchase of 170,000 shares of common stock from the director in connection with the R & D agreement. (See Note 1 and Note 5). Of the $340,000 paid, $255,000 has been charged to research and development expense for the year ended June 30, 2002.

The Company paid consulting fees to its former President and director and a current stockholder in the amount of $293,503 from September 23, 1996 (inception) to June 30, 2001, including $3,200 for the year ended June 30, 2001.

The Company paid administrative fees and reimbursed expenses to a company that is owned by a stockholder in the amount of $117,693 from September 23, 1996 (inception) to June 30, 2001, including $16,123 for the year ended June 30, 2001.

In May 2000, the Company paid engine development costs to a stockholder of OX2 LTD in the amount of $300,000.

In October 1996, the Company issued 600,000 shares of its common stock to one of its founders in exchange for his services in organizing the Company. The transaction was recorded at the estimated fair market value of the services provided, which was $6,000, as this was more readily determinable than the fair market value of the stock.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
June 30, 2002

NOTE 7—RELATED PARTY TRANSACTIONS (Continued)

See Note 1, for related party transactions in connection with a sublicense agreement and a patent and license agreement.

During the year ended June 30, 2001, a $26,000 receivable was repaid to the Company by an entity owned by the President of the Company.

During the year ended June 30, 2002, the Company recognized $537,608 in operating and research and development expense for 2,775,000 stock options that were issued to various officers and directors for their services to the Company that were for activities and services in addition to their normal responsibilities as officers and directors.

NOTE 8—SUBSEQUENT EVENTS

In September 2002, the Company issued the fourth installment of 200,000 shares of its common stock to the University of California Riverside Foundation in connection with their June 1999 agreement.

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Part III

Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Our current directors and executive officers, their ages and positions held in the Company as of October 3, 2002 are as follows:

Name	Age	Current Position

M. Neil Cummings	51	Secretary

Noel Holmes	53	Director

John Luft	45	Chief Operating Officer

Steven Charles Manthey	41	Director

Alexandria Phillips	54	Director, Treasurer

Richard C. Ronzi	64	Director

Carroll Shelby	78	Director, President

Our directors will serve in such capacity until the next annual meeting of our shareholders and until their successors have been elected and qualified. Our officers serve at the discretion of our directors.

Carroll Shelby—President, Director

Carroll Shelby has over 50 years of successful experience in the engine industries. He has been inducted into a number of automotive-related Halls of Fame. Mr. Shelby has been our president since May 2000 and one of our directors since 1998.

Mr. Shelby is a founder and director of:

Shelby American, Inc.
Carroll Shelby Licensing, Inc.
Shelby Technologies
Carroll Shelby Enterprises
Carroll Shelby Children’s Foundation
International Chili Society

M. Neil Cummings—Secretary

M. Neil Cummings has been a practicing lawyer in the State of California since 1977 and was a partner for many years in the Los Angeles law firm of Walker, Wright, Tyler & Ward. In July 1995, Mr. Cummings founded, and is currently the owner and president of, M. Neil Cummings and

Associates, a professional law corporation that focuses on the area of business law, with an emphasis on licensing and intellectual property matters. Mr. Cummings has been our secretary since 1999.

John Luft—Chief Operating Officer

John Luft was the director of resorts/attractions marketing for the Walt Disney Corporation at the Walt Disney World (WDW) Resort in Orlando, Florida from 1992 to 1994. From 1985 to 1992, Mr. Luft was the corporate director of U.S. marketing for Hilton Hotels Corporation and from 1994 to 1999 he served as Hilton’s director of global and strategic partnership & product development. He also served as the senior vice president of global marketing and sales and business development at SkyNet Holdings, Inc. from 1999 to 2000. Mr. Luft earned a BA degree from the University of Southern California in Marketing and Speech Communications. Mr. Luft has been our chief operating officer since September 2001.

Alexandria Phillips—Director/Treasurer

Alexandria Phillips brings to the Company her years of wide ranging experience and expertise as a tax advisor and financial consultant to Robert E. Petersen and entities controlled by Mr. Petersen. Ms. Phillips resides in Southern California and has been our treasurer since 2000 and one of our directors since 1999.

Noel Holmes—Director

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

Steven Charles Manthey—Director

Steven Charles Manthey is an inventor and conducts research and development in connection with engines and related devices. Mr. Manthey has been one of our directors since 2001.

Richard C. Ronzi—Director

Richard C. Ronzi recently retired after 38 years with Ford Motor Company. Mr. Ronzi’s positions at Ford included Director, Power Train Research; Executive Director, Engineering and Manufacturing Staff; Vice President/Chief Engineer, Ford New Holland; and Chief Engineer, Transmission/Driveline Engineering. Mr. Ronzi played a major role in Ford’s work with the orbital engine, Wankel engines, advanced gas turbines, Stirling engines and commercial truck direct injection Diesel engines. Mr. Ronzi earned a BSME degree from the University of Detroit and a MSME degree from the University of Michigan. Mr. Ronzi has been one of our directors since 2000.

Section 16(a) Beneficial Ownership Reporting Compliance (Bertha to Complete)

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

Name and Principal Position	Number of Late Reports	Known Failures to File a Required Report
Robert E. Petersen	0	0

Carroll Shelby, President and Director	0	1

Alexandria Phillips, Treasurer and Director	0	1

Noel Holmes, Director	1	1

M. Neil Cummings, Secretary	0	0

John Luft, Chief Operating Officer	0	0

Steven Charles Manthey, Director	0	1

Richard C. Ronzi, Director	0	1

Item 10.    Executive Compensation.

The following table sets forth information regarding the annual and long-term compensation paid to our executive officers during the fiscal year ended June 30, 2002.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-Term Compensation
					Awards		Payouts
Name And Principal Position	Year	Salary $	Bonus $	All Other Compensation ($)	Restricted Stock Award(s) $	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	Other Annual Compensation ($)
Carroll Shelby, President, Director (1)	2002	60,000	—	—	—	1,000,000	—	$3,300	(2)
	2001	60,000	—	—	—	1,000,000	—	$13,200	(3)
	2000	10,000	—	—	—	—	—	—

John Luft, Chief Operating Officer (4)	2002	51,562	—	—	—	200,000	—	—
	2001	33,136	—	—	—	100,000	—	—
	2000		—	—	—	—	—	—

(1)	Mr. Shelby became an officer in 2000.

(2)
Represents the market value of 10,000 shares of Common Stock granted to Mr. Shelby during the fiscal year ended June 30, 2002, based on an average between the closing bid and ask prices of $0.33 per share on August 16, 2002, the date of grant. These shares were granted under the Company’s 2000 Stock Incentive Plan, as amended.

(3)
Represents the market value of 20,000 shares of Common Stock granted to Mr. Shelby during the fiscal year ended June 30, 2001, based on an average between the closing bid and ask prices of $0.66 per share on April 2, 2001, the date of grant. These shares were granted under the Company’s 2000 Stock Incentive Plan, as amended.

(4)	Mr. Luft became an officer in September 2001.

Option Grants in the Last Fiscal Year

The following table sets forth information with respect to the options granted to our executive officers during the fiscal year ended June 30, 2002.

OPTION GRANTS IN LAST FISCAL YEAR
(Individual Grants)

Name	Number Of Securities Underlying Options Granted (#) (1)	Percent Of Total Options Granted To Employees In Fiscal Year	Exercise Or Base Price ($/Sh)	Expiration Date
Caroll Shelby	1,000,000	83.3%	$0.3076	5/23/2012
John Luft	200,000	16.7%	$0.3076	5/23/2012

(1)	These options were granted under the Company’s 2000 Stock Incentive Plan, as amended.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

The following table sets forth certain information with respect to the number and value of unexercised options held by our executive officers as of June 30, 2002. Our executive officers did not exercise any options during the fiscal year ended June 30, 2002.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FY-END OPTION VALUES

Name	Number of Securities Underlying Unexercised Options at FY-End (#) Exercisable/Unexercisable		Value of Unexercised In-the-Money Options at FY-End ($) Exercisable/Unexercisable
Caroll Shelby	2,000,000	0	$—	—
John Luft	300,000	0	$—	—

Item 11.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of October 3, 2002, the number of shares of Common Stock beneficially owned by (i) each person who was known by us to own beneficially more than five percent (5%) of our Common Stock; (ii) our directors; (iii) our executive officers; and (iv) our directors and officers as a group. As of October 3, 2002, there were 33,705,000 shares of Common Stock issued and outstanding.

Name & Address Of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class (1)
Robert E./Margaret M. Petersen 6420 Wilshire Boulevard, 20th Floor Los Angeles, California 90048	22,987,153	(2)	60.97%

Estate of Paul Ebbage 4 Spica Street Coorparoo Brisbane, QLD Australia 4151	4,981,619	(3)	14.78%

Steven Charles Manthey c/o Advanced Engine Technologies, Inc. 11150 W. Olympic Boulevard, Suite 1050 Los Angeles, California 90064	5,791,619	(4)	17.15%

Carroll Shelby c/o Advanced Engine Technologies, Inc. 11150 W. Olympic Boulevard, Suite 1050 Los Angeles, California 90064	2,390,000	(5)	6.69%

Alexandria Phillips c/o Advanced Engine Technologies, Inc. 11150 W. Olympic Boulevard, Suite 1050 Los Angeles, California 90064	481,000	(6)	1.41%

Noel Holmes c/o Advanced Engine Technologies, Inc. 11150 W. Olympic Boulevard, Suite 1050 Los Angeles, California 90064	395,000	(7)	1.16%

M. Neil Cummings c/o Advanced Engine Technologies, Inc. 11150 W. Olympic Boulevard, Suite 1050 Los Angeles, California 90064	276,402	(8)	*

John Luft c/o Advanced Engine Technologies, Inc. 11150 W. Olympic Boulevard, Suite 1050 Los Angeles, California 90064	300,000	(9)	*

Richard C. Ronzi c/o Advanced Engine Technologies, Inc. 11150 W. Olympic Boulevard, Suite 1050 Los Angeles, California 90064	235,000	(10)	*

Directors and Executive Officers as a Group	9,869,021		26.42%

*	Less than 1%.

(1)
Applicable percentage of ownership is based on 33,705,000 shares of our Common Stock outstanding as of October 3, 2002. Shares of our Common Stock that a person has the right to acquire within 60 days of October 3, 2002 are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group.

(2)
Includes 13,195,534 shares that are directly owned by the R.E. & M. Petersen Living Trust DTD 1/17/83 (the “Petersen Trust”). Robert E. and Margaret M. Petersen (the “Petersens”) are the trustees of the Petersen Trust. Also includes 4,000,000 shares of our common stock issuable upon the exercise of outstanding options granted to Mr. Petersen which were subsequently transferred to the Petersen Trust. The Company has been informed that the remaining 5,791,619 shares are beneficially owned by Steven Charles Manthey, one of our directors, but are subject to a voting agreement dated as of September 27, 2001 between Mr. Manthey and the Petersens, individually and as trustees of the Petersen Trust, pursuant to which Mr. Manthey has agreed to vote such shares at all shareholder meetings in the same manner that shares beneficially owned by the Petersens and the Petersen Trust are voted at such shareholder meetings, other than in circumstances where any proposal, resolution or issue at any such shareholder meeting relates to Mr. Manthey personally or during any period that Mr. Manthey ceases to be a director of the Company. The voting agreement is for a term of 20 years, or for so long as the Company continues to do business as a corporate entity, whichever is longer. The Company has been informed that the Petersens and the Petersen Trust have no economic interest in or investment control with respect to the shares beneficially owned by Mr. Manthey.

(3)
Includes 3,981,619 shares that are held of record by Macro Management Group, Inc. and 1,000,000 shares that are held of record by Resolution Services Ltd., all of which the Company understands are beneficially owned by the Estate of Paul Ebbage.

(4)
Includes 3,950,000 shares that are held of record by Trinity Enterprises S.A. and 1,781,619 shares that are held of record by Goldwater Estates Inc., all of which the Company has been informed are beneficially owned by Steven Charles Manthey. Also includes 50,000 shares of our common stock issuable upon the exercise of outstanding options granted to Mr. Manthey under the Company’s 2000 Stock Incentive Plan, as amended.

(5)	Includes 2,000,000 shares of our Common Stock issuable upon the exercise of outstanding options granted to Mr. Shelby under the Company’s 2000 Stock Incentive Plan, as amended.
(6)	Includes 375,000 shares of our Common Stock issuable upon the exercise of outstanding options granted to Ms. Phillips under the Company’s 2000 Stock Incentive Plan, as amended.
(7)	Includes 375,000 shares of our Common Stock issuable upon the exercise of outstanding options granted to Mr. Holmes under the Company’s 2000 Stock Incentive Plan, as amended.
(8)	Includes 275,000 shares of our Common Stock issuable upon the exercise of outstanding options granted to Mr. Cummings under the Company’s 2000 Stock Incentive Plan, as amended.
(9)	Includes 300,000 shares of our Common Stock issuable upon the exercise of outstanding options granted to Mr. Luft under the Company’s 2000 Stock Incentive Plan, as amended.
(10)	Includes 225,000 shares of our Common Stock issuable upon the exercise of outstanding options granted to Mr. Ronzi under the Company’s 2000 Stock Incentive Plan, as amended.

Equity Compensation Plan Information

The following table gives information about the shares of Common Stock issuable upon the exercise of options under the Company’s 2000 Stock Incentive Plan, as amended, as of June 30, 2002. The Company currently has no other equity compensation plans.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	N/A	N/A
Equity compensation plans not approved by security holders	7,675,000	$0.46	2,195,000
Total	7,675,000	$0.46	2,195,000

The Company has no equity compensation plan under which Common Stock is authorized for issuance that was adopted without the approval of the shareholders.

Item 12.    Certain Relationships and Related Transactions.

We have paid research and development costs and rent to Carroll Shelby Enterprises, a company owned by Carroll Shelby, our president and director, in the amount of $101,387 for the fiscal year ended June 30, 2001 and in the amount of $263,365 for the fiscal year ended June 30, 2002.

On July 15, 1998, we entered into a joint venture agreement with Mr. Shelby to develop the OX2 engine for use in a standard application for motor vehicles and to promote the OX2 engine to the automotive industry. Mr. Shelby received 300,000 shares of Common Stock under the joint venture agreement. The agreement expired on December 31, 2001.

We have paid legal fees and have reimbursed expenses, including rent, to M. Neil Cummings & Associates, a legal corporation that is owned by M. Neil Cummings, our secretary, in the amount of $152,157 for the fiscal year ended June 30, 2001, and in the amount of $106,096 for the fiscal year ended June 30, 2002. As of June 30, 2002, we have an outstanding receivable of $21,000 from M. Neil Cummings & Associates for reimbursement of the build-out of office space.

On May 23, 2000 we entered into an agreement with Steven Charles Manthey, a director, to provide research and development products and services related to the OX2 engine. On October 15, 2001, we entered into a new agreement with Mr. Manthey and OX2 Engine Development PTY Limited, a company wholly-owned by Mr. Manthey, to provide research and development products and services related to the OX2 engine, which superceded the May 2000 agreement with Mr. Manthey. The agreement was amended in January 2002 and April 2002. Pursuant to the agreement, we paid consulting fees to Mr. Manthey in the amount of $60,000 for the fiscal year ended June 30, 2002. In addition, in the fiscal year ended June 30, 2002 we repurchased 170,000 shares of our Common Stock from OX2 Engine (Development) PTY Limited, for $340,000.

In May 2002 we granted immediately vested options to purchase Common Stock, at an exercise price of $0.3076 per share, to certain of our officers, directors and to Robert E. Petersen in connection with consulting services provided to the Company:

Name	Current Position	Number of Shares of Common Stock
M. Neil Cummings	Secretary	175,000

Noel Holmes	Director	175,000

John Luft	Chief Operating Officer	200,000

Steven Charles Manthey	Director	50,000

Robert E. Petersen(1)	—	2,000,000

Alexandria Phillips	Director, Treasurer	175,000

Richard C. Ronzi	Director	175,000

Carroll Shelby	Director, President	1,000,000

(1)	These stock options were subsequently transferred to the R.E. & M. Petersen Living Trust DTD 1/17/83.

Item 13.    Exhibits, List and Reports on Form 8-K

Exhibits

Number	Description

3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10-SB12G, filed on December 17, 1998).

3.2
Form of Amended and Restated By-Laws of the Registrant (this is a compilation of the Registrant’s By-Laws reflecting amendments made on December 7, 1999 and November 16, 2000) (incorporated by reference to Exhibit 3.2 to the Registrant’s Report on Form 10-KSB for the fiscal year ended June 30, 2001).

10.1
Cancellation of the issuance of 19,000,000 shares of the Registrant’s Common Stock (incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-KSB for the fiscal year ended June 30, 1999).

10.2
Deed of Agreement Concerning the Patents, Licensing and Research and Development in Relation to the OX2 Engine, by and among the Registrant, Advanced Engine Technology Pty. Ltd. AN 063 092 759, OX2 Intellectual Property Inc., and OX2 Engine (Distribution) Limited, dated as of May 12, 1999 (incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-KSB for the fiscal year ended June 30, 1999).

10.3
Joint Venture Agreement by and between the Registrant and Carroll Shelby, dated as of July 15, 1998 (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form 10-SB12G, filed on December 17, 1998).

10.4
Agreement by and between the Registrant and Steven Charles Manthey, dated as of May 23, 2000 (incorporated by reference to Exhibit 10.4 to the Registrant’s Report on Form 10-KSB for the fiscal year ended June 30, 2000).

10.5
Release Agreement by and among the Registrant, Advanced Engine Technology Pty. Ltd. and Steven Charles Manthey, dated as of May 23, 2000 (incorporated by reference to Exhibit 10.5 to the Registrant’s Report on Form 10-KSB for the fiscal year ended June 30, 2000).

10.6
Agreement for Performance of Technology Development Services by Independent Contractors by and among the Registrant, Steven Charles Manthey and OX2 Engine Development PTY Limited, dated as of October 15, 2001.

10.7
First Amendment to Agreement for Performance of Technology Development Services by Independent Contractors by and among the Registrant, Steven Charles Manthey and OX2 Engine Development PTY Limited, dated as of January 24, 2002.

10.8
Second Amendment to Agreement for Performance of Technology Development Services by Independent Contractors by and among the Registrant, Steven Charles Manthey and OX2 Engine Development PTY Limited, dated as of April     , 2002.

10.9
Share Subscription Agreement by and between the Registrant and the R.E. & M. Petersen Living Trust DTD 1/17/83 (incorporated by reference to Exhibit 10.6 to the Registrant’s Report on Form 10-QSB filed on November 14, 2000).

10.10	Promissory Note of The Robert E. and Margaret M. Petersen Trust in favor of the Registrant, dated September 1, 2001.

10.11	Security Agreement of The Robert E. and Margaret M. Petersen Trust in favor of the Registrant.

10.12	Registrant’s 2000 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Report on Form10-KSB for the fiscal year ended June 30, 2000).

10.13	Form of Stock Option Agreement.

10.14	First Amendment to the Registrant’s 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Report on Form 10-KSB for the fiscal year ended June 30, 2001).

10.15	Second Amendment to the Registrant’s 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to the Registrant’s Report on Form 10-KSB for the fiscal year ended June 30, 2001).

10.16
Memorandum of Understanding, Charitable Gift Agreement, by and among the Registrant, the UC Riverside Foundation and the Regents of the University of California, dated as of June 7, 1999 (incorporated by reference to Exhibit 10.10 to the Registrant’s Report on Form 10-KSB for the fiscal year ended June 30, 2001).

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — President.

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Treasurer.

Reports on Form 8-K

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED ENGINE TECHNOLOGIES, INC.
(Registrant)

By:	/s/ CARROLL SHELBY
Carroll Shelby, President

Date:	October 15, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ CARROLL SHELBY
Carroll Shelby, President and Director

Date:	October 15, 2002

By:	/s/ ALEXANDRIA PHILLIPS
Alexandria Phillips, Treasurer and Director

Date:	October 15, 2002

By:	/s/ NOEL HOLMES
Noel Holmes, Director

Date:	October 15, 2002

CERTIFICATION

I, Carroll Shelby, certify that:

1.	I have reviewed this annual report on Form 10-KSB Advanced Engine Technologies, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: October 15, 2002	/s/ CARROLL SHELBY
Carroll Shelby, President

CERTIFICATION

I, Alexandria Phillips, certify that:

4.	I have reviewed this annual report on Form 10-KSB Advanced Engine Technologies, Inc.;

5.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

6.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: October 15, 2002	/s/ ALEXANDRIA PHILLIPS
Alexandria Phillips, Treasurer