Form 10QSB
period 2002-09-30
ADVANCED ENGINE TECHNOLOGIES INC
filed 2002-11-19
CIK 1043225

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON,  DC 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15 9(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act

For the transition period from _____ to _____

Commission file number 0-25177

Advanced Engine Technologies, Inc.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Colorado	84-1358194

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

11150 W. Olympic Boulevard, Suite 1050 Los Angeles, CA 90064

(Address of Principal Executive Offices)

(310) 914-9599

(Insurer’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

          Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the restraint was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

APPLICATION ONLY TO ISSUERS INVOLVED IN
BANKRUPTCY PROCEEDINGS DURING THE
PRECEDING FIVE YEARS

          Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes	☐	No	☐

APPLICATION ONLY TO CORPORATE ISSUERS

          State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

          33,705,00 shares of common stock, $0.001 per value per share, as of November 15, 2002.

Transition Small Business Disclosure Format (check one):

Yes	☐	No	☒

Part I.  FINANCIAL INFORMATION

Item 1.           Financial Statements.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONTENTS

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
September 30, 2002 and June 30, 2002
     (unaudited)

	September 30, 2002	June 30, 2002

	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$399,788	$270,730
Other current assets	8,486	21,661

Total current assets	408,274	292,391

Due from related party	21,000	21,000
Property and equipment, net	46,701	49,001
Patents, net of accumulated amortization of $545,278 as of September 30, 2002 (unaudited) and $500,974 as of June 30, 2002	1,106,625	1,132,791

Total assets	$1,582,600	$1,495,183

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable and accrued expenses	$91,838	$77,919

Total current liabilities	91,838	77,919

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common stock-50,000,000 shares authorized, 33,680,000 issued and outstanding; $.001 par value as of September 30, 2002 (unaudited), 33,430,000 issued and outstanding; $.001 par value as of June 30, 2002	33,680	33,430
Additional paid-in capital	20,003,935	19,022,815
Committed common stock under grant agreement	930,000	1,860,000
Committed common stock for services	15,178	—
Subscription receivable	(8,100,000)	(8,500,000)
Shares receivable under stock repurchase agreement	(90,000)	(85,000)
Deferred costs under grant agreement	(1,549,500)	(1,782,000)
Deficit accumulated during the development stage	(9,752,531)	(9,131,981)

Total stockholders’ equity	1,490,762	1,417,264

Total liabilities and stockholders’ equity	$1,582,600	$1,495,183

The accompanying notes are an integral part of these financial statements.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
For the Three  Months Ended September 30, 2002 and 2001 (unaudited)
and for the Period From September 23, 1996 (Inception)
to September 30, 2002
(unaudited)

	For the		September 23,
	Three Months Ended		1996
	September 30,		(Inception)
			Through
	2002	2001	September 30, 2002

	(unaudited)	(unaudited)	(unaudited)
Expenses:
Operating	$251,825	$226,400	$3,821,629
Research and development	136,611	27,246	2,973,467
Stock grant	232,500	232,500	3,100,500
Write off of patent	—	—	23,332

Total expenses	620,936	486,146	9,918,928

Loss from operations	(620,936)	(486,146)	(9,918,928)
Other income
Interest income	386	1,488	166,397

Net loss	$(620,549)	$(484,658)	$(9,752,530)

Basic and diluted net loss per share	$(0.02)	$(0.01)	$(0.38)

Weighted average number of common shares outstanding	33,503,333	33,263,333	25,499,948

The accompanying notes are an integral part of these financial statements.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
For the Three Months Ended September 30, 2002 and 2001 (unaudited)
and for the Period From September 23, 1996 (Inception)
to September 30, 2002 (unaudited)

	For the		September 23,
	Three Months Ended		1996
	September 30,		(Inception)
			Through
	2002	2001	September 30, 2002

	(unaudited)	(unaudited)	(unaudited)
Cash Flow from operating activities:
Net loss	$(620,549)	$(484,658)	$(9,752,530)
Adjustments to reconcile net loss to net cash used in operating activities
Stock grant expense	232,500	232,500	3,100,500
Depreciation and amortization	50,231	45,885	667,494
Issuance of common stock for assets and services	51,367	—	765,617
Committed common stock for services	15,178	—	15,178
Stock options issued for services	—	—	551,995
Write off of patents	—	—	23,332
(Increase) decrease in
Due from related party	—	—	(21,000)
Prepaid expenses	13,175	8,717	(8,486)
Increase in
Accounts payable and accrued expenses	13,919	7,194	91,838

Net cash flows used in operating activities	(244,179)	(190,362)	(4,566,062)

Cash flows from investing activities:
Acquisition of patents	(18,135)	(49,984)	(1,695,648)
Purchase of property and equipment	(3,627)	(3,461)	(148,501)

Net cash flows used in investing activities	(21,762)	(53,445)	(1,844,149)

Cash flow from financing activities:
Proceeds from note payable	—	—	500,000
Proceeds from stock subscription receivable	400,000	500,000	1,900,000
Repayment of notes payable	—	—	(500,000)
Repurchase of common stock	(5,000)	—	(90,000)
Proceeds from issuance of common stock	—	—	5,000,000

Net cash flows provided by financing activities	395,000	500,000	6,810,000

Net increase (decrease) in cash and equivalents	129,059	256,193	399,789
Cash and equivalents, at beginning of period	270,730	176,225	—

Cash and equivalents, at end of period	$399,789	$432,418	$399,789

The accompanying notes are an integral part of these financial statements.

Advanced Engine Technologies, Inc.
Notes to Financial Statements
September 30, 2002

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

          Advanced Engine Technologies, Inc. (the “Company”) was incorporated in Colorado and commenced operations on September 23, 1996.  The Company was formed to develop and commercialize the OX2 internal combustion engine, a uniquely designed engine.  On October 18,1996 the Company entered into an exclusive sublicense agreement with OX2 Engine (Distribution) Limited, a company incorporated under the laws of the Republic of Vanuatu (“OX2 LTD”), pursuant to which the Company acquired the right to manufacture, distribute and market the OX2 engine in the North American Free Trade Agreement countries (presently the United States, Canada and Mexico).  Pursuant to the terms of the sublicense agreement, the Company issued 20,000,000 shares of its common stock to OX2 LTD and agreed to pay a 15% royalty on the gross proceeds generated from actual sales of the OX2 engine.  In addition, the sublicense agreement provided that the Company would issue an additional 19,000,000 shares of common stock to OX2 LTD upon completion of certain emissions testing.  In December 1998, the parties agreed to rescind the obligation of the Company to issue these additional 19,000,000 shares of common stock to OX2 LTD.

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

          On October 15, 2001 the Company entered into an agreement with OX2 LTD and the inventor of the OX2 engine to provide research and development products and services related to the OX2 engine (“R and D Agreement”).  OX2 LTD is wholly-owned by the inventor of the OX2 engine.  Research and development activities include continued maintenance of the first and second performing test engines as well as design and development of three additional OX2 test engines.  The agreement also calls for the design and manufacturing of new and advanced components for the test engines.  In addition, the Company has contracted with the inventor of the OX2 engine to provide consulting services for the sum of eighty thousand dollars ($80,000) per annum.  For the three months ended September 30, 2002 and from September 23, 1996 (Inception) through September 30, 2002 the Company paid $20,000 and $80,000, respectively in connection with consulting services under this agreement.

          As of September 30, 2002 the Company’s operations consisted of marketing, testing and developing the OX2 combustion engine for commercial applications and raising any necessary capital investments.  Management does not expect to generate significant sales revenue during the year ending June 30, 2003.  Accordingly, planned principal operations have not commenced.

Advanced Engine Technologies, Inc.
Notes to Financial Statements
September 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Unaudited Financial Information

          The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company’s financial position, the results of operations, and cash flows for the periods presented.  The results of operations for the three months ended September 30, 2002 are not necessarily indicative of results for the entire fiscal year ending June 30, 2003.

          The information with respect to the three months ended September 30, 2002 and 2001 is unaudited.

Development Stage Enterprise

          The Company is a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”.  All losses accumulated since inception have been considered as part of the Company’s development stage activities.

Comprehensive Income

          The Company utilizes SFAS No. 130, “Reporting Comprehensive Income”.  This statement establishes standards for reporting comprehensive income and its components in a financial statement.  Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources.  Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.  Comprehensive income is not presented in the Company’s financial statements since the Company did not have any of the items of comprehensive income in any period presented.

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

Advanced Engine Technologies, Inc.
Notes to Financial Statements
September 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

          SFAS No. 123, “Accounting for Stock-based Compensation”, establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered.  The statement also permits companies to elect to continue using the current implicit value accounting method specified in Accounting Principles Bulletin (“APB”) Opinion No. 25, “Accounting for Stock issued to Employees”, to account for stock-based compensation issued to employees.

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

Loss per Share

          Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilative.  Because the Company has incurred net losses, basic and diluted loss per share are the same.

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
September 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently issued accounting pronouncements

          In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions” SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset.  This statement requires that those transactions be accounted for in accordance with SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  In addition, this statement amends SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to include certain financial institution-related intangible assets.  This statement is not applicable to the Company.

NOTE 3 - SHAREHOLDERS’ EQUITY

Stock Grant Agreement

          In June 1999, the Company agreed to issue 1,000,000 shares of restricted common stock to the University of California Riverside Foundation in five annual installments of 200,000 shares each.  The donated stock is to provide an endowment for research funds for the College of Engineering Center for Collaborative Research on the development of advanced engine technologies.  For financial statement presentation purposes, the stock under the grant agreement is treated as committed stock until its issuance.  The first, second, third and fourth installments were issued in July 1999, July 2000, September 2001 and September 2002, respectively.

          Expense in the grant is being recognized ratably over a five-year period as upon an estimated fair value at the date of the grant of $4.65 per share.  This estimate of its fair value is based upon the tracking price of the stock on the grant date of $7.75 per share, less a 40% discount because the stock was restricted, the Company’s stock had a very low trading volume at the time of the grant agreement, and the Company was still in the development stage.  During the period from September 23, 1996 (inception) to September 30, 2002, the Company recognized total expense on the stock grant of $3,100,500, including $232,500 for the three months ended September 30, 2002 and 2001.

NOTE 4 - RELATED PARTY TRANSACTIONS

          The Company incurred research and development costs and rent expense to companies owned by its current President and director in the amount of $84,360 (unaudited) for the three months ended September 30, 2002.

Advanced Engine Technologies, Inc.
Notes to Financial Statements
September 30, 2002

NOTE 3 - RELATED PARTY TRANSACTIONS (Continued)

          At September 30, 2002, the Company had an outstanding receivable from its Secretary of $21,000 for reimbursement of remodeling costs on office space that the Company and its Secretary share.

          The Company shares office space with a legal corporation that is legal counsel to the Company of which its Secretary is a principal.  The Company incurred legal fees, rent and other reimbursement costs of $24,926 for the three months ended September 30, 2002.

          For the three months ended September 30, 2002 the Company paid a director $20,000 in connection with consulting services (see Note 1).  In addition the Company paid $20,000 to a company wholly-owned by such director for the repurchase of 10,000 shares of common stock from the director in connection with the R &D agreement.  (See Note 1).

          See Note 1, for related party transactions in connection with a sublicense agreement and a patent and license agreement.

Item 2          Management’ s Discussion and Analysis or Plan of Operation.

Cautionary Statement

          You should read the following discussion and analysis in conjunction with the Financial Statements and related Notes thereto contained elsewhere in this Form 10-QSB (“Report”).  The information in this Report is not a complete description of our business or the risks associated with an investment in our common stock.  We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the SEC, including our Annual Report on Securities and Exchange Commission (“SEC”) Form 10-KSB for the year ended June 30, 2002.

          The section entitled “Risk Factors” set forth in this Report and similar discussions in our Annual Report on Form 10-KSB for the year ended June 30, 2002 and in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition.  You should carefully consider those risks, in addition to the other information in this Report and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment.

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

Overview

          Advanced Engine Technologies, Inc. (“we ”, “us ” or the “Company”) was incorporated in Colorado and commenced operations on September 23,1996.  We were formed to develop and commercialize the OX2 internal combustion engine, a uniquely designed engine.  Our focus is on the development and commercial introduction of the OX2 engine and the subsequent licensing of the OX2 engine technology to approved manufacturers.

          We have been granted U.S. and Australian patents for an Axial Piston Rotary Engine.  In addition, we have patent registrations in countries throughout the world which have either been granted, or are pending.

Plan of Operation

          We plan to continue the research and development of our four OX2 engine prototypes (“OX2 Engine Prototypes”) during the 2003 fiscal year.  On October 15, 2001, we entered into an agreement with OX2 Engine (Distribution) Limited (“OX2 LTD”) and Steven Charles Manthey, the inventor of the OX2 engine, to provide research and development products and services related to the OX2 engine.  OX2 LTD is wholly-owned by Mr. Manthey.  The agreement was amended in January 2002 and April 2002.  Research and development activities under the agreement include continued maintenance of the first and second OX2 Engine Prototypes as well as design and development of three additional OX2 Engine Prototypes.  The agreement also calls for the design and manufacturing of new and advanced components for the OX2 Engine Prototypes.  In consideration for the services provided by Mr. Manthey and OX2 LTD under the agreement we will repurchase from Mr. Manthey, or his affiliates, 240,000 shares of our common stock, par value $0.001 per share (“Common Stock”), at $2.00 per share.  We have allocated its $2.00 per share repurchase price as $0.50 per share for the redemption of common shares and $1.50 per share as research and development expense.  The $0.50 common share redemption price is based on the fair market value of the common shares as of the agreement date.  In addition, Mr. Manthey provides consulting services under the agreement for the sum of eighty thousand dollars ($80,000) per annum.  As of September 30, 2002, we have repurchased 180,000 shares of our Common Stock for $360,000 under this agreement.  For the three months ended September 30, 2002, we paid $20,000 in connection with consulting services under this agreement.

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

          We have spent $136,611 for the three months ended September 30, 2002 and $27,246 for the three months ended September 30, 2001, on research and development for the OX2 engine.  For the period from September 23, 1996 (Inception) through September 30, 2002 we have spent $2,973,467 on research and development activities.

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

          We expect that our cash flow requirements to fund general operations in the fiscal year ending June 30, 2003 will total approximately $1,500,000, including outside consulting fees and expenditures for equipment.  We expect to fund these costs with our cash or cash equivalent reserves, which were $399,788 as of September 30, 2002.  The Company also has available a $8,100,000 stock subscription receivable from the R.E.&M. Petersen Trust DTD 1/17/83 (the “Petersen Trust”) which may be drawn upon at the discretion of the Board of Directors.  The Petersen Trust has executed a promissory note and security agreement for the sole purpose of paying down the stock subscription receivable balance.  The Board of Directors, at its discretion, may draw down upon the secured promissory note at any time to further the research, development and/or commercial application of the Company’s engine(s).  Our cost estimates do not include provisions for any contingencies or unexpected expenses that may arise or any unanticipated increases in costs.

          Our net loss since inception (September 23,1996) is $9,752,531.  Our net loss for the three months ended September 30, 2002 is $620,540.

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

          We assess the fair value and recoverability of our long-lived assets, including patents, whenever events and circumstances indicate the carrying value of an asset may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition.  In doing so, we make assumptions and estimates regarding future cash flows and other factors to make our determination.  The fair value of our long-lived assets and patents is dependent upon the forecasted performance of our business, changes in the various industries, and the overall economic environment.  When we determine that the carrying value of our long-lived assets may not be recoverable, we measure any impairment based upon the excess of the carrying value that exceeds the estimated fair value of the assets.  As a result of these reviews, we have not yet recognized any impairment losses as of September 30, 2002.

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

•

Our cash or cash equivalents reserves may not be adequate to cover our costs of operations.  To date, we have covered our operating losses by privately placing securities.  We expect to fund our general operations and marketing activities for 2003 with our current cash and cash equivalents reserves, which were obtained from the sale of securities and were $399,788 as of September 30, 2002.  We also have an $8,100,000 stock subscription receivable from the R.E.&M. Petersen Living Trust DTD 1/17/83 (the “Petersen Trust”), which may be drawn upon at the discretion of our board of directors.  The Petersen Trust has executed a promissory note and security agreement for the sole purpose of paying down the stock subscription receivable balance.  However, our cost estimates do not include provisions for any contingencies, unexpected expenses or increases in costs that may arise.  If our cash and cash equivalent reserves are exhausted, we plan to request payments on the subscription receivable as funds are required for operations.

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

•

We have a history of losses.  We have a history of operating losses and an accumulated deficit, as of September 30, 2002, of $9,752,531.  Our ability to generate revenues and profits is subject to the risks and uncertainties encountered by development stage companies.

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

•

Our principal shareholders can exercise significant control over us and could limit the ability of our other shareholders to influence the outcome of transactions requiring a shareholder vote.  As of September 30, 2002 approximately 90% of our outstanding Common Stock is owned by our executive officers, directors and principal shareholders.  These shareholders will have the ability to exercise influence over all matters requiring approval by our shareholders, including the election of directors and approval of significant corporate transactions.

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

Item 3.          Controls and Procedures

          Within the 90 days prior to the date of filing this Quarterly Report of Form 10-QSB, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its President (principal executive officer) and its Treasurer (chief financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Company’s President (principal executive officer) and its Treasurer (chief financial officer) concluded that the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company’s periodic SEC filings.  Subsequent to the date of that evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

PART II.  OTHER INFORMATION

Item 1.          Legal Proceedings.

          None.

Item 2.          Changes in Securities and Use of Proceeds.

          None.

Item 3.          Defaults Upon Senior Debt.

          None.

Item 4.          Submission of Matters to a Vote of Security Holders.

          None.

Item 5.          Other Information

          None.

Item 6.          Exhibits and Reports on 8-K

Exhibits

Number	Description

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Treasurer

Reports of Form 8-K

          None.

SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED ENGINE TECHNOLOGIES, INC.

(Registrant)

Date: November 19, 2002	By:	/s/ CARROLL SHELBY

Carroll Shelby, President and Director

Date: November 19, 2002	By:	/s/ ALEXANDRIA PHILLIPS

Alexandria Phillips, Treasurer and Director

CERTIFICATION

I, Carroll Shelby, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Advanced Engine Technologies, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)          designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

          a)          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002	/s/ CARROLL SHELBY

Carroll Shelby, President

CERTIFICATION

I, Alexandria Phillips, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Advanced Engine Technologies, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)          designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

          a)          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002	/s/ ALEXANDRIA PHILLIPS

Alexandria Phillips, Treasurer