Form 10QSB
period 2002-12-30
ADVANCED ENGINE TECHNOLOGIES INC
filed 2003-02-14
CIK 1043225

U.S. SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, DC 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15 9(d) of the Securities Exchange Act of 1934A
For the quarterly period ended December 31, 2002

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act

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

☒	Yes	☐	No

APPLICATION ONLY TO ISSUERS INVOLVED IN
BANKRUPTCY PROCEEDINGS DURING THE
PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

☐	Yes	☐	No

APPLICATION ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  33,705,000 shares of common stock, $0.001 per value per share, as of February 12, 2003.

Transition Small Business Disclosure Format (check one):

☐	Yes	☐	No

Part I.  FINANCIAL INFORMATION

Item 1.               Financial Statements

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONTENTS

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
December 31, 2002 (unaudited) and June 30, 2002

	December 31, 2002	June 30, 2002

	(unaudited )
ASSETS
CURRENT ASSETS:
Cash and equivalents	$24,441	$270,730
Other current assets	79,573	21,661

Total current assets	104,014	292,391

Property and equipment, net	40,867	49,001
Patents, net of accumulated amortization of $590,527 as of December 31, 2002 (unaudited) and $500,974 as of June 30, 2002	1,081,083	1,132,791
Due from related party	21,000	21,000

Total assets	$1,246,964	$1,495,183

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$127,557	$77,919

Total current liabilities	127,557	77,919

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common stock-50,000,000 shares authorized, 33,680,000 issued and outstanding; $.001 par value as of September 30, 2002 (unaudited, 33,430,000 issued) and outstanding ; $.001 par value as of June 30, 2002	33,680	33,430
Additional paid-in capital	20,003,935	19,022,815
Committed common stock under grant agreement	930,000	1,860,000
Committed common stock for services	18,604	—
Subscription receivable	(8,100,000)	(8,500,000)
Shares receivable under stock repurchase agreement	(90,000)	(85,000)
Deferred costs under grant agreement	(1,317,000)	(1,782,000)
Deficit accumulated during the development stage	(10,359,812)	(9,131,981)

Total stockholders’ equity	1,119,407	1,417,264

Total liabilities and stockholders’ equity	$1,246,964	$1,495,183

The accompanying notes are an integral part of these financial statements.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
For the Three and Six Months Ended December 31, 2002 and 2001 (unaudited)
and for the Period From September 23, 1996 (Inception)
to December 31, 2002 (unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,		September 23, 1996 (Inception ) Through December 31,

	2002	2001	2002	2001	2002

	(unaudited )	(unaudited )	(unaudited )	(unaudited )	(unaudited )
Expenses:
Operating	$250,501	$266,611	$502,326	$458,011	$4,072,132
Research and development	124,856	183,948	261,469	246,194	3,098,323
Stock grant	232,500	232,500	465,000	465,000	3,333,000
Write-off of patent	—	—	—		23,332

Total expenses	607,857	683,059	1,228,795	1,169,205	10,526,787

Loss from operations	(607,857)	(683,059)	(1,228,795)	(1,169,205)	(10,526,787)
Interest income	578	1,474	964	2,962	166,975

Net loss	$(607,279)	$(681,585)	$(1,227,831)	$(1,166,243)	$(10,359,812)

Basic and diluted net loss per share	$(0.02)	$(0.02)	$(0.04)	$(0.03)	$(0.40)

Weighted average number of common shares outstanding	33,680,000	33,430,000	33,593,056	33,347,778	25,818,919

The accompanying notes are an integral part of these financial statements.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
For the Six Months Ended December 31, 2002 and 2001 (unaudited)
and for the Period From September 23, 1996 (Inception)
to December 31, 2002 (unaudited)

	For the		September 23,
	Six Months Ended		1996
	December 31,		(Inception)
			Through
	2002	2001	December 31, 2002

	(unaudited )	(unaudited )	(unaudited )
Cash Flow from operating activities:
Net loss	$(1,227,831)	$(1,166,243)	$(10,359,812)
Adjustments to reconcile net loss to net cash used in operating activities
Stock grant expense	465,000	465,000	3,333,000
Depreciation and amortization	101,314	91,852	718,577
Issuance of common stock for assets and services	51,367	—	765,617
Committed common stock for services	18,604	—	18,604
Stock options issued for services	—	—	551,995
Write off of patents	—	—	23,332
(Increase) decrease in
Due from related party	—	—	(21,000)
Prepaid expenses	(57,916)	(29,188)	(79,577)
Increase in
Accounts payable and accrued expenses	49,639	34,107	127,558

Net cash flows used in operating activities	(599,823)	(604,472)	(4,921,706)

Cash flows from investing activities:
Acquisition of patents	(37,839)	(69,341)	(1,715,352)
Purchase of property and equipment	(3,627)	(3,461)	(148,501)

Net cash flows used in investing activities	(41,466)	(72,802)	(1,863,853)

Cash flow from financing activities:
Proceeds from note payable	—	—	500,000
Proceeds from stock subscription receivable	400,000	1,000,000	1,900,000
Repayment of notes payable	—	—	(500,000)
Repurchase of common stock	(5,000)	(30,000)	(90,000)
Proceeds from issuance of common stock	—	—	5,000,000

Net cash flows provided by financing activities	395,000	970,000	6,810,000

Net increase (decrease) in cash and equivalents	(246,289)	292,726	24,441
Cash and equivalents, at beginning of period	270,730	176,225	—

Cash and equivalents, at end of period	$24,441	$468,951	$24,441

The accompanying notes are an integral part of these financial statements.

Advanced Engine Technologies, Inc.
Notes to Financial Statements
December 31, 2002

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

               Advanced Engine Technologies, Inc. (the “Company”) was incorporated in Colorado and commenced operations on September 23, 1996.  The Company was formed to develop and commercialize the OX2 internal combustion engine, a uniquely designed engine.  On October 18, 1996 the Company entered into an exclusive sublicense agreement with OX2 Engine (Distribution) Limited, a company incorporated under the laws of the Republic of Vanuatu (“OX2 LTD”), pursuant to which the Company acquired the right to manufacture, distribute and market the OX2 engine in the North American Free Trade Agreement countries (presently the United States, Canada and Mexico).  Pursuant to the terms of the sublicense agreement, the Company issued 20,000,000 shares of its common stock to OX2 LTD and agreed to pay a 15% royalty on the gross proceeds generated from actual sales of the OX2 engine.  In addition, the sublicense agreement provided that the Company would issue an additional 19,000,000 shares of common stock to OX2 LTD upon completion of certain emissions testing.  In December 1998, the parties agreed to rescind the obligation of the Company to issue these additional 19,000,000 shares of common stock to OX2 LTD.

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

               On October 15, 2001 the Company entered into an agreement with OX2 LTD and the inventor of the OX2 engine to provide research and development products and services related to the OX2 engine (the ”R and D Agreement”).  OX2 LTD is wholly-owned by the inventor of the OX2 engine.  Research and development activities include continued maintenance of the first and second performing test engines as well as design and development of three additional OX2 test engines.  The agreement also calls for the design and manufacturing of new and advanced components for the test engines.  In addition, the Company has contracted with the inventor of the OX2 engine to provide consulting services for the sum of eighty thousand dollars ($80,000) per annum.  For the three and six months ended December 31, 2002 and from September 23, 1996 (Inception) through December 31, 2002 the Company paid $20,000, $40,000 and $100,000, respectively in connection with consulting services under this agreement.

               As of December 31, 2002 the Company’s operations consisted of marketing, testing and developing the OX2 combustion engine for commercial applications and raising any necessary capital investments.  Management does not expect to generate significant sales revenue during the year ending June 30, 2003.  Accordingly, planned principal operations have not commenced.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Unaudited Financial Information

               The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company’s financial position, the results of operations, and cash flows for the periods presented.  The results of operations for the three and six months ended December 31, 2002 are not necessarily indicative of results for the entire fiscal year ending June 30, 2003.

               The information with respect to the three and six months ended December 31, 2002 and 2001 is unaudited.

Advanced Engine Technologies, Inc.
Notes to Financial Statements
December 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Stock-Based Compensation

               SFAS No. 123, “Accounting for Stock-based Compensation”, establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered.  The statement also permits companies to elect to continue using the current implicit value accounting method specified in Accounting Principles Bulletin (“APB”) Opinion No. 25, “Accounting for Stock issued to Employees”, to account for stock-based compensation issued to employees.

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

Advanced Engine Technologies, Inc.
Notes to Financial Statements
December 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Recently issued accounting pronouncements

               In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” an amendment of SFAS No. 123.  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation.  This statement is effective for financial statements for fiscal years ending after December 15, 2002.  SFAS No. 148 will not have any impact on the Company’s financial statements as management does not have any intention to change to the fair value method.

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

               Expense in the grant is being recognized ratably over a five-year period based upon an estimated fair value at the date of the grant of $4.65 per share. This estimate of its fair value is based upon the tracking price of the stock on the grant date of $7.75 per share, less a 40% discount because the stock was restricted, the Company’s stock had a very low trading volume at the time of the grant agreement, and the Company was still in the development stage. During the period from September 23, 1996 (inception) to December 31, 2002, the Company recognized total expense on the stock grant of $3,333,000, including $232,500 and $465,000 for the three and six months ended December 31, 2002 and 2001.

Advanced Engine Technologies, Inc.
Notes to Financial Statements
December 31, 2002

NOTE 4 - RELATED PARTY TRANSACTIONS

               The Company incurred research and development costs and rent expense to companies owned by its current President and director in the amount of $98,281 and $182,641, respectively (unaudited) for the three and six months ended December 31, 2002.

               At December 31, 2002, the Company had an outstanding receivable from its Secretary of $21,000 for reimbursement of remodeling costs on office space that the Company and its Secretary share.

               The Company shares office space with a legal corporation that is legal counsel to the Company of which its Secretary is a principal. The Company incurred legal fees, rent and other reimbursement costs of $26,091 and $51,017, respectively for the three and six months ended December 31, 2002.

               For the three and six months ended December 31, 2002 the Company paid a director $20,000 and $40,000, respectively in connection with consulting services (see Note 1). In addition, for the six months ended December 31, 2002,  the Company paid $20,000 to a company wholly-owned by such director for the repurchase of 10,000 shares of common stock from the director in connection with the R&D agreement (See Note 1).

               See Note 1, for related party transactions in connection with a sublicense agreement and a patent and license agreement.

Item 2.    Management’s Discussion and Analysis or Plan of Operation.

Cautionary Statement

               You should read the following discussion and analysis in conjunction with the Financial Statements and related Notes thereto contained elsewhere in this Form 10-QSB (“Report”). The information in this Report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the SEC, including our Annual Report on Securities and Exchange Commission (“SEC”) Form 10-KSB for the year ended June 30, 2002 and our Quarterly Report on SEC Form 10-QSB for the quarter ended September 30, 2002.

               The section entitled “Risk Factors” set forth in this Report and similar discussions in our Annual Report on Form 10-KSB for the year ended June 30, 2002, our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002 and in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this Report and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment.

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

Overview

               Advanced Engine Technologies, Inc. (“we “, “us “ or the “Company”) was incorporated in Colorado and commenced operations on September 23,1996. We were formed to develop and commercialize the OX2 internal combustion engine, a uniquely designed engine. Our focus is on the development and commercial introduction of the OX2 engine and the subsequent licensing of the OX2 engine technology to approved manufacturers.

               We have been granted U.S. and Australian patents for an Axial Piston Rotary Engine. In addition, we have patent registrations in countries throughout the world which have either been granted, or are pending.

Plan of Operation

               We plan to continue the research and development of our four OX2 engine prototypes (“OX2 Engine Prototypes”) during the 2003 fiscal year. On October 15, 2001, we entered into an agreement with OX2 Engine (Distribution) Limited (“OX2 LTD”) and Steven Charles Manthey, the inventor of the OX2 engine, to provide research and development products and services related to the OX2 engine. OX2 LTD is wholly-owned by Mr. Manthey. The agreement was amended in January 2002 and April 2002. Research and development activities under the agreement include continued maintenance of the first and second OX2 Engine Prototypes as well as design and development of three additional OX2 Engine Prototypes. The agreement also calls for the design and manufacturing of new and advanced components for the OX2 Engine Prototypes. In consideration for the services provided by Mr. Manthey and OX2 LTD under the agreement we will repurchase from Mr. Manthey, or his affiliates, 240,000 shares of our common stock, par value $0.001 per share (“Common Stock”), at $2.00 per share. We have allocated its $2.00 per share repurchase price as $0.50 per share for the redemption of common shares and $1.50 per share as research and development expense. The $0.50 common share redemption price is based on the fair market value of the common shares as of the agreement date. In addition, Mr. Manthey provides consulting services under the agreement for the sum of eighty thousand dollars ($80,000) per annum. As of  December 31, 2002, we have repurchased 180,000 shares of our Common Stock for $360,000 under this agreement. For the three and six months ended December 31, 2002, we paid $20,000 and $40,000, respectively, in connection with consulting services under this agreement.

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

               We have spent $124,856 and $261,469, respectively, for the three and six months ended December 31, 2002 and $183,948 and $246,194, respectively, for the three and six months ended December 31, 2001, on research and development for the OX2 engine. For the period from September 23, 1996 (Inception) through December 31, 2002 we have spent $3,098,323 on research and development activities.

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

               We expect that our cash flow requirements to fund general operations in the fiscal year ending June 30, 2003 will total approximately $1,500,000, including outside consulting fees and expenditures for equipment. We expect to fund these costs with our cash or cash equivalent reserves, which were $24,441  as of December 31, 2002. The Company also has available a $8,100,000 stock subscription receivable from the R.E. & M. Petersen Trust DTD 1/17/83 (the “Petersen Trust”) which may be drawn upon at the discretion of the Board of Directors. The Petersen Trust has executed a promissory note and security agreement for the sole purpose of paying down the stock subscription receivable balance. The Board of Directors, at its discretion, may draw down upon the secured promissory note at any time to further the research, development and/or commercial application of the Company’s engine(s). Our cost estimates do not include provisions for any contingencies or unexpected expenses that may arise or any unanticipated increases in costs.

               Our net loss since inception (September 23, 1996) is $10,359,812. Our net loss for the three and six months ended December 31, 2002 is $607,279 and $1,227,831, respectively.

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

               We assess the fair value and recoverability of our long-lived assets, including patents, whenever events and circumstances indicate the carrying value of an asset may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. In doing so, we make assumptions and estimates regarding future cash flows and other factors to make our determination. The fair value of our long-lived assets and patents is dependent upon the forecasted performance of our business, changes in the various industries, and the overall economic environment. When we determine that the carrying value of our long-lived assets may not be recoverable, we measure any impairment based upon the excess of the carrying value that exceeds the estimated fair value of the assets. As a result of these reviews, we have not yet recognized any impairment losses as of December 31,2002.

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

•

Our cash or cash equivalents reserves may not be adequate to cover our costs of operations. To date, we have covered our operating losses by privately placing securities. We expect to fund our general operations and marketing activities for 2003 with our current cash and cash equivalents reserves, which were obtained from the sale of securities and were $24,441 as of December 31, 2002. We also have an $8,100,000 stock subscription receivable from the R.E.&M. Petersen Living Trust DTD 1/17/83 (the “Petersen Trust”), which may be drawn upon at the discretion of our board of directors. The Petersen Trust has executed a promissory note and security agreement for the sole purpose of paying down the stock subscription receivable balance. However, our cost estimates do not include provisions for any contingencies, unexpected expenses or increases in costs that may arise. If our cash and cash equivalent reserves are exhausted, we plan to request payments on the subscription receivable as funds are required for operations.

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

•

If we are found to infringe on the intellectual property rights of others, we may not be able to continue the development and production of the OX2 engine, or we may have to enter into costly license or settlement agreements to be able to continue to development and/or production. Third parties may allege infringement by us with respect to past, current or future intellectual property rights. Any claim of infringement, regardless of merit, could be costly, time-consuming and require us to develop no infringing technology or enter into royalty, licensing or settlement agreements. These agreements could be on terms unfavorable or unacceptable to us and could significantly harm the development of our products and, ultimately, our business. In the future, we may also have to enforce our patents and other intellectual property rights through litigation. Any such enforcement could also result in substantial costs and could materially affect our financial condition and our business.

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

•

We have a history of losses. We have a history of operating losses and an accumulated deficit, as of December 31, 2002, of $10,359,812. Our ability to generate revenues and profits is subject to the risks and uncertainties encountered by development stage companies.

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

•

Our principal shareholders can exercise significant control over us and could limit the ability of our other shareholders to influence the outcome of transactions requiring a shareholder vote. As of December 31, 2002 approximately 90% of our outstanding Common Stock is owned by our executive officers, directors and principal shareholders. These shareholders will have the ability to exercise influence over all matters requiring approval by our shareholders, including the election of directors and approval of significant corporate transactions.

•

Our Common Stock is currently quoted on the OTC Bulletin Board, which will likely be replaced by the Bulletin Board Exchange in early 2003. Our Common Stock is currently quoted on the OTC Bulletin Board under the symbol: AENG. The NASDAQ Stock Market, Inc. (“NASDAQ”) has announced the proposed launch of the Bulletin Board Exchange (the “BBX”), pending approval from the Securities and Exchange Commission, in the fourth quarter of 2003. The BBX is designed to replace the OTC Bulletin Board.

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

None.

Item 3.  Defaults Upon Senior Debt.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

               On November 21, 2002, the annual meeting of shareholders was held.  Shareholders present in person or by proxy, representing 21,570,349 shares of common stock, voted on the following matters:

               1.          The shareholders elected the following five directors of the Company to hold office until the next annual meeting of shareholders or until their successors are elected and qualified:

	Number of Shares Cast Cast in Favor	Number of Shares for Which Authority Withheld

Noel Holmes	21,515,838	53,221
Steven Charles Manthey	21,515,838	53,221
Alexandria Phillips	21,515,838	53,221
Richard C. Ronzi	21,515,838	53,221
Carroll Shelby	21,515,838	53,221

                2.          The shareholders ratified the appointment of Singer Lewak Greenbaum & Goldstein LLP as the Company’s independent auditors for the year ended June 30, 2002, as follows:

Number of Shares Cast in Favor	Number of Shares Cast Against	Number of Shares Abstaining

21,511,331	43,798	15,220

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on 8-K

Exhibits Number	Description

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Treasurer

Reports of Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED ENGINE TECHNOLOGIES, INC.

(Registrant)

Date: February 14, 2003	By:	/s/ CARROLL SHELBY

Carroll Shelby, President and Director

Date: February 14, 2003	By:	/s/ ALEXANDRIA PHILLIPS

Alexandria Phillips, Treasurer and Director

CERTIFICATION

I, Carroll Shelby, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Advanced Engine Technologies, Inc.;

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

Date: February 14, 2003		/s/ CARROLL SHELBY

Carroll Shelby, President

CERTIFICATION

I, Alexandria Phillips, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Advanced Engine Technologies, Inc.;

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

Date: February 14, 2003		/s/ ALEXANDRIA PHILLIPS

Alexandria Phillips, Treasurer