Form 10QSB
period 2003-03-31
ADVANCED ENGINE TECHNOLOGIES INC
filed 2003-05-15
CIK 1043225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________ to __________

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

☐ Yes	☐No

APPLICABLE ONLY TO CORPORATE ISSUERS

          State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 33,705,00 shares of common stock, $0.001 per value per share, as of May 13, 2003.

          Transition Small Business Disclosure Format (check one):

☐ Yes	☐ No

Part I
FINANCIAL INFORMATION

Item 1.           Financial Statements.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
March 31, 2003 (unaudited) and June 30, 2002

	March 31, 2003	June 30, 2002

	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$51,088	$270,730
Other current assets	57,123	21,661

Total current assets	108,211	292,391

Property and equipment, net	81,008	49,001
Patents, net of accumulated amortization of $636,566 as of March 31, 2003 (unaudited) and $500,974 as of June 30, 2002	1,046,862	1,132,791
Due from related party	21,000	21,000

Total assets	$1,257,081	$1,495,183

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$96,025	$77,919

Total current liabilities	96,025	77,919

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common stock-50,000,000 shares authorized, 33,680,000 issued and outstanding; $.001 par value as of March 31, 2003 (unaudited), 33,430,000 issued and outstanding; $.001 par value as of June 30, 2002	33,680	33,430
Additional paid-in capital	20,003,935	19,022,815
Committed common stock under grant agreement	930,000	1,860,000
Committed common stock for services	18,604	—
Subscription receivable	(7,750,000)	(8,500,000)
Shares receivable under stock repurchase agreement	(90,000)	(85,000)
Deferred costs under grant agreement	(1,084,500)	(1,782,000)
Deficit accumulated during the development stage	(10,900,663)	(9,131,981)

Total stockholders’ equity	1,161,056	1,417,264

Total liabilities and stockholders’ equity	$1,257,081	$1,495,183

The accompanying notes are an integral part of these financial statements.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended March 31, 2003 and 2002 (unaudited)
and for the Period From September 23, 1996 (Inception)
to March 31, 2003 (unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,		September 23, 1996 (inception) Through March 31, 2003

	2003	2002	2003	2002

	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Expenses:
Operating	$191,904	$199,233	$694,230	$657,247	$4,264,036
Research and development	116,638	172,212	378,107	418,406	3,214,961
Stock grant	232,500	232,500	697,500	697,500	3,565,500
Write-off of patent	—	—	—		23,332

Total expenses	541,042	603,945	1,769,837	1,773,153	11,067,829

Loss from operations	(541,042)	(603,945)	(1,769,837)	(1,773,153)	(11,067,829)
Interest income	191	592	1,155	3,553	167,166

Net loss	$(540,851)	$(603,353)	$(1,768,682)	$(1,769,600)	$(10,900,663)

Basic and diluted net loss per share	$(0.02)	$(0.02)	$(0.05)	$(0.05)	$(0.42)

Weighted average number of common shares outstanding	33,680,000	33,430,000	33,622,037	33,375,185	26,110,655

The accompanying notes are an integral part of these financial statements.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
For the Nine Months Ended March 31, 2003 and 2002 (unaudited)
and for the Period From September 23, 1996 (Inception)
to March 31, 2003 (unaudited)

	For the Nine Months Ended March 31,		September 23, 1996 (inception) Through March 31, 2003

	2003	2002

	(unaudited)	(unaudited)	(unaudited)
Cash flow from operating activities:
Net loss	$(1,768,682)	$(1,769,600)	$(10,900,663)
Adjustments to reconcile net loss to net cash used in operating activities
Stock grant expense	697,500	697,500	3,565,500
Depreciation and amortization	154,738	138,032	772,001
Issuance of common stock for assets and services	51,367	—	765,617
Committed common stock for services	18,604	—	18,604
Stock options issued for services	—	—	551,995
Write off of patents	—	—	23,332
(Increase) decrease in
Due from related party	—	—	(21,000)
Prepaid expenses	(35,465)	(15,410)	(57,126)
Increase in
Accounts payable and accrued expenses	18,107	(1,381)	96,026

Net cash flows used in operating activities	(863,831)	(950,859)	(5,185,714)

Cash flows from investing activities:
Acquisition of patents	(49,657)	(75,000)	(1,727,170)
Purchase of property and equipment	(51,154)	(9,828)	(196,028)

Net cash flows used in investing activities	(100,811)	(84,828)	(1,923,198)

Cash flow from financing activities:
Proceeds from note payable	—	—	500,000
Proceeds from stock subscription receivable	750,000	1,000,000	2,250,000
Repayment of notes payable	—	—	(500,000)
Repurchase of common stock	(5,000)	(55,000)	(90,000)
Proceeds from issuance of common stock	—	—	5,000,000

Net cash flows provided by financing activities	745,000	945,000	7,160,000

Net increase (decrease) in cash and equivalents	(219,642)	(90,687)	51,088
Cash and equivalents, at beginning of period	270,730	176,225	—

Cash and equivalents, at end of period	$51,088	$85,538	$51,088

The accompanying notes are an integral part of these financial statements.

Advanced Engine Technologies, Inc.
Notes to Financial Statements
March 31, 2003

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

          On October 15, 2001, the Company entered into an agreement with OX2 LTD and the inventor of the OX2 engine to provide research and development products and services related to the OX2 engine (the “R and D Agreement”).  OX2 LTD is wholly-owned by the inventor of the OX2 engine.  Research and development activities include continued maintenance of the first and second performing test engines as well as design and development of three additional OX2 test engines.  The agreement also calls for the design and manufacturing of new and advanced components for the test engines.  In addition, the Company has contracted with the inventor of the OX2 engine to provide consulting services for the sum of eighty thousand dollars ($80,000) per annum.  For the three and nine months ended March 31, 2003 and from September 23, 1996 (Inception) through March 31, 2003 the Company paid $20,000, $60,000 and $120,000, respectively, in connection with consulting services under this agreement.

          As of March 31, 2003 the Company’s operations consisted of marketing, testing and developing the OX2 combustion engine for commercial applications and raising any necessary capital investments.  Management does not expect to generate significant sales revenue during the year ending June 30, 2003.  Accordingly, planned principal operations have not commenced.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Unaudited Financial Information

          The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company’s financial position, the results of operations, and cash flows for the periods presented.  The results of operations for the three and nine months ended March 31, 2003 are not necessarily indicative of results for the entire fiscal year ending June 30, 2003.

          The information with respect to the three and nine months ended March 31, 2003 and 2002 is unaudited.

Advanced Engine Technologies, Inc.
Notes to Financial Statements
March 31, 2003

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
March 31, 2003

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

          Expense in the grant is being recognized ratably over a five-year period based upon an estimated fair value at the date of the grant of $4.65 per share.  This estimate of its fair value is based upon the tracking price of the stock on the grant date of $7.75 per share, less a 40% discount because the stock was restricted, the Company’s stock had a very low trading volume at the time of the grant agreement, and the Company was still in the development stage.  During the period from September 23, 1996 (inception) to March 31, 2003, the Company recognized total expense on the stock grant of $3,565,500, including $232,500 and $697,500 for the three and nine months ended March 31, 2003 and 2002, respectively.

NOTE 4 - RELATED PARTY TRANSACTIONS

          The Company incurred research and development costs and rent expense to companies owned by its current President and director in the amount of $86,624 and $269,265 (unaudited), for the three and nine months ended March 31, 2003, respectively.

          At March 31, 2003, the Company had an outstanding receivable from its Secretary of $21,000 for reimbursement of remodeling costs on office space that the Company and its Secretary share.

Advanced Engine Technologies, Inc.
Notes to Financial Statements
March 31, 2003

NOTE 4 - RELATED PARTY TRANSACTIONS (Continued)

          The Company shares office space with a legal corporation that is legal counsel to the Company of which its Secretary is a principal.  The Company incurred legal fees, rent and other reimbursement costs of $22,652 and $73,669, respectively, for the three and nine months ended March 31, 2003.

          For the three and nine months ended March 31, 2003 the Company paid a director $20,000 and $60,000, respectively, in connection with consulting services (see Note 1).  In addition, for the nine months ended March 31, 2003, the Company paid $20,000 to a company wholly-owned by such director for the repurchase of 10,000 shares of common stock from the director in connection with the R&D agreement (See Note 1).

          See Note 1, for related party transactions in connection with a sublicense agreement and a patent and license agreement.

Item 2.           Management’s Discussion and Analysis or Plan of Operation.

Cautionary Statement

          You should read the following discussion and analysis in conjunction with the Financial Statements and related Notes thereto contained elsewhere in this Form 10-QSB (“Report”).  The information in this Report is not a complete description of our business or the risks associated with an investment in our common stock.  We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the SEC, including our Annual Report on Securities and Exchange Commission (“SEC”) Form 10-KSB for the year ended June 30, 2002 and our Quarterly Report on SEC Form 10-QSB for the quarter ended December 31, 2002.

          The section entitled “Risk Factors” set forth in this Report and similar discussions in our Annual Report on Form 10-KSB for the year ended June 30, 2002, our Quarterly Report on Form 10-QSB for the quarter ended December 31, 2002 and in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition.  You should carefully consider those risks, in addition to the other information in this Report and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment.

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

Plan of Operation

          We plan to continue the research and development of our four OX2 engine prototypes (“OX2 Engine Prototypes”) during the 2003 fiscal year.  On October 15, 2001, we entered into an agreement with OX2 Engine (Distribution) Limited (“OX2 LTD”) and Steven Charles Manthey, the inventor of the OX2 engine, to provide research and development products and services related to the OX2 engine.  OX2 LTD is wholly-owned by Mr. Manthey.  The agreement was amended in January 2002 and April 2002.   Research and development activities under the agreement include continued maintenance of the first and second OX2 Engine Prototypes as well as design and development of three additional OX2 Engine Prototypes.  The agreement also calls for the design and manufacturing of new and advanced components for the OX2 Engine Prototypes.  In consideration for the services provided by Mr. Manthey and OX2 LTD under the agreement we will repurchase from Mr. Manthey, or his affiliates, 240,000 shares of our common stock, par value $0.001 per share (“Common Stock”), at $2.00 per share.  We have allocated its $2.00 per share repurchase price as $0.50 per share for the redemption of common shares and $1.50 per share as research and development expense.  The $0.50 common share redemption price is based on the fair market value of the common shares as of the agreement date.  In addition, Mr. Manthey provides consulting services under the agreement for the sum of eighty thousand dollars ($80,000) per annum.  As of March 31, 2003, we have repurchased 180,000 shares of our Common Stock for $360,000 under this agreement.  For the three and nine months ended March 31, 2003, we paid $20,000 and $60,000, respectively, in connection with consulting services under this agreement.

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

          We have spent $116,638 and $378,107, respectively, for the three and nine months ended March 31, 2003 and $172,212 and $418,406, respectively, for the three and nine months ended March 31, 2002, on research and development for the OX2 engine.  For the period from September 23, 1996 (Inception) through March 31, 2003 we have spent $3,214,961 on research and development activities.

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

          We expect that our cash flow requirements to fund general operations in the fiscal year ending June 30, 2003 will total approximately $1,500,000, including outside consulting fees and expenditures for equipment.  We expect to fund these costs with our cash or cash equivalent reserves, which were $51,088 as of March 31, 2003.  The Company also has available a $7,750,000 stock subscription receivable from the R.E. & M. Petersen Trust DTD 1/17/83 (the “Petersen Trust”) which may be drawn upon at the discretion of the Board of Directors.  The Petersen Trust has executed a promissory note and security agreement for the sole purpose of paying down the stock subscription receivable balance.  The Board of Directors, at its discretion, may draw down upon the secured promissory note at any time to further the research, development and/or commercial application of the Company’s engine(s).  Our cost estimates do not include provisions for any contingencies or unexpected expenses that may arise or any unanticipated increases in costs.

          Our net loss since inception (September 23, 1996) is $10,900,663.  Our net loss for the three and nine months ended March 31, 2003 is $540,851 and $1,768,682, respectively.

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

          We assess the fair value and recoverability of our long-lived assets, including patents, whenever events and circumstances indicate the carrying value of an asset may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition.  In doing so, we make assumptions and estimates regarding future cash flows and other factors to make our determination.  The fair value of our long-lived assets and patents is dependent upon the forecasted performance of our business, changes in the various industries, and the overall economic environment.  When we determine that the carrying value of our long-lived assets may not be recoverable, we measure any impairment based upon the excess of the carrying value that exceeds the estimated fair value of the assets.  As a result of these reviews, we have not yet recognized any impairment losses for the nine months ended March 31, 2003.

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

•          Our cash or cash equivalents reserves may not be adequate to cover our costs of operations. To date, we have covered our operating losses by privately placing securities.  We expect to fund our general operations and marketing activities for 2003 with our current cash and cash equivalents reserves, which were obtained from the sale of securities and were $51,088 as of March 31, 2003.  We also have an $7,750,000 stock subscription receivable from the R.E.&M. Petersen Living Trust DTD 1/17/83 (the ”Petersen Trust”), which may be drawn upon at the discretion of our board of directors.  The Petersen Trust has executed a promissory note and security agreement for the sole purpose of paying down the stock subscription receivable balance.  However, our cost estimates do not include provisions for any contingencies, unexpected expenses or increases in costs that may arise.  If our cash and cash equivalent reserves are exhausted, we plan to request payments on the subscription receivable as funds are required for operations.

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

•          Our business is dependent on our relationships with other parties.  Research and development and testing of our engine is presently being carried out internally and in conjunction with Steven Charles Manthey, the inventor of the OX2 engine, and his companies. In addition, we have agreements with Carroll Shelby and his companies to assist in the further develop, testing and promotion of our engine.  Completion of such research, development and testing is essential to the success of our business.  Until such research, development, and testing have been completed, we will not have a finished product to introduce to the market.  Thus, if we are unable to maintain our relationships with Steven Charles Manthey and/or Carroll Shelby and their companies, our business may be adversely affected.

•          We have a history of losses.  We have a history of operating losses and an accumulated deficit, as of March 31, 2003, of $10,900,663.  Our ability to generate revenues and profits is subject to the risks and uncertainties encountered by development stage companies.

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

•          Our principal shareholders can exercise significant control over us and could limit the ability of our other shareholders to influence the outcome of transactions requiring a shareholder vote.  As of March 31, 2003 approximately 88% of our outstanding Common Stock is owned by our executive officers, directors and principal shareholders.  These shareholders will have the ability to exercise influence over all matters requiring approval by our shareholders, including the election of directors and approval of significant corporate transactions.

•          Our Common Stock is currently quoted on the OTC Bulletin Board, which will likely be replaced by the Bulletin Board Exchange in late 2003.  Our Common Stock is currently quoted on the OTC Bulletin Board under the symbol: AENG.  The NASDAQ Stock Market, Inc. (“NASDAQ”) has announced the proposed launch of the Bulletin Board Exchange (the “BBX”), pending approval from the Securities and Exchange Commission, in the fourth quarter of 2003.  The BBX is designed to replace the OTC Bulletin Board.

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

Item 3.           Controls and Procedures.

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

Item 6.           Exhibits and Reports on 8-K.

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

ADVANCED ENGINE TECHNOLOGIES, INC.

(Registrant)

Date: May 15, 2003	By:	/s/ Carroll Shelby

Carroll Shelby, President and Director

Date: May 15, 2003	By:	/s/ Alexandria Phillips

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

Date: May 15, 2003	/s/ Carroll Shelby

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

Date: May 15, 2003	/s/ Alexandria Phillips

Alexandria Phillips, Treasurer