Form 10KSB
period 2003-06-30
ADVANCED ENGINE TECHNOLOGIES INC
filed 2003-09-29
CIK 1043225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended June 30, 2003

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                          to

Commission file number 0-25177

ADVANCED ENGINE TECHNOLOGIES, INC.

(Name of Small Business Issuer in Its Charter)

Colorado (State or Other Jurisdiction of Incorporation or Organization	84-1358194 (I.R.S. Employer Identification No.)

11150 W. Olympic Boulevard Suite 1050, Los Angeles, California	90064
(Address of Principal Executive Offices)	(Zip Code)

(310) 914-9599

(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value per share

(Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.  Yes  ☒  No  ☐

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $2,231,718 as of September 24, 2003.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.   Yes  ☐  No  ☐

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 33,725,000 shares of Common Stock as of August 31, 2003.

Transitional Small Business Disclosure Format (check one):

Yes  ☐  No  ☒

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

General

Advanced Engine Technologies, Inc. (“we”, “us” or the “Company”) was formed to develop and commercialize the OX2 internal combustion engine, a uniquely designed engine. Our focus is on the development and commercial introduction of the OX2 engine and the subsequent licensing of the OX2 engine technology to approved manufacturers.

We have been granted U.S. and Australian patents for an Axial Piston Rotary Engine. In addition, we have patent registrations in countries throughout the world which have either been granted or are pending.

Our Product

AT THE PRESENT TIME ONLY FIVE (5) PROTOTYPES OF THE OX2 INTERNAL COMBUSTION ENGINE (“OX2 ENGINE PROTOTYPES”), PLUS ADDITIONAL PARTS THAT CAN BE USED FOR ENGINE DEVELOPMENT OR FOR THE BUILDING OF ADDITIONAL PROTOTYPES, HAVE BEEN BUILT. THE DEVELOPMENT AND TESTING OF THE OX2 ENGINE IS ONGOING. NO OX2 ENGINES HAVE BEEN MANUFACTURED FOR PRODUCTION USE, AND NO ASSURANCE CAN BE GIVEN THAT THE OX2 ENGINE WILL BE SUCCESSFULLY DEVELOPED OR MANUFACTURED FOR COMMERCIAL APPLICATION.

Based on its design, we believe the OX2 engine will be fuel efficient, light weight, low-emission, multi-fueled and smaller and less expensive than conventional internal combustion engines. We also believe that it will not have the complex manufacturing/production requirements of conventional internal combustion engines.

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

We expect that the OX2 engine, once completed, will have several advantages over a four stroke conventional engine. Some of these advantages are expected to include:

•	The OX2 engine will have only six major components, which we believe will result in lower set-up, production and manufacturing costs than a typical conventional engine and a simplicity of design that will promote a high level of quality assurance.

•	We believe the OX2 engine will have greater effective engine capacity than a typical conventional engine.

•	The OX2 engine will not use a conventional crankshaft, which we believe will result in a leverage advantage over a typical conventional engine.

•	The design of the OX2 engine should enable the timing to be adjusted, which we believe will produce a more effective burn of the combustible fuel being used.

•	The piston speed of the OX2 engine should remain constant throughout the entire power stroke, which we believe will allow exhaust gases to be more efficiently expelled than a typical conventional engine.

In the short term, our plans are to develop the OX2 engine for commercial stationary generator applications, and in the longer term, we plan to develop the OX2 engine for commercial, marine, aircraft and/or automotive applications.

Research and Development Activities

On October 15, 2001, we entered into an agreement with OX2 Engine Development PTY, LTD, an Australian company (“OX2 LTD”) and the inventor of the OX2 engine, to provide research and development products and services related to the OX2 engine. Research and development activities include continued maintenance of the first and second performing test engines as well as design and development of three additional OX2 Engine Prototypes. The agreement also calls for the design and manufacturing of new and advanced components for the OX2 Engine Prototype. We are also conducting research and development activities in Gardena, California.

We have spent $513,756 for the fiscal year ended June 30, 2003 and $711,458 for the fiscal year ended June 30, 2002, on research and development for the OX2 engine.

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

Patents

We have been granted a U.S. patent for an Axial Piston Rotary Engine (U.S. Patent No. 5,813,372). We have also been granted a patent for an Axial Piston Rotary Engine in Australia (No. PCT/AU95/00815). In addition, we have patent applications for an Axial Piston Rotary Engine pending in countries throughout the world which have either been granted, or are pending.

Employees

We have two employees, our president and our chief operating officer. We are currently evaluating the need to hire additional employees to assist in the daily operations and market placement of our product. We also engage consultants who receive fees for their consulting services, including two full time engineers hired through a company owned by Carroll Shelby. See Item 12 “Certain Relationships and Related Transactions.”

Other Agreements

In June 1999, we agreed to grant 1,000,000 shares of our common stock, $0.001 par value per share (“Common Stock”) to the University of California Riverside Foundation. The stock was issued in five annual installments of 200,000 shares of Common Stock each. Installments were granted in July 1999, July 2000, September 2001, September 2002 and August 2003 for a total of 1,000,000 shares. The shares were donated to provide an endowment for research funds for the College of Engineering-Center for Environmental Research and Technology. This donation is independent of our relationship with the University of California Riverside for testing of the OX2 engine and related services.

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

• A market for our OX2 engine may take longer to develop than anticipated or may never develop, which would adversely affect our revenues and profitability. Our OX2 engine represents an innovation in the industry for internal combustion engines. The size and nature of the internal combustion engine industry makes the introduction of changes to industry standards a complex promotional and marketing exercise. We cannot ensure that our targeted customers will purchase our engine. If the market for our engines fails to develop, or develops more slowly that anticipated, we may not be able to meet our expenses and may not achieve profitable results. In addition, we cannot provide any assurance that we will be successful with our marketing efforts or the development of future joint ventures or strategic partnerships.

• Our cash or cash equivalents reserves may not be adequate to cover our costs of operations. To date, we have covered our operating losses by privately placing securities. We expect to fund our general operations and marketing activities for 2004 with our current cash and cash equivalents reserves, which were obtained from the sale of securities and were $58,962 as of June 30, 2003. We also have a $7,465,000 stock subscription receivable from the R.E.&M. Petersen Living Trust DTD 1/17/83 (the “Petersen Trust”), which may be drawn upon at the discretion of our Board of Directors. The Petersen Trust has executed a promissory note and security agreement for the sole purpose of paying down the stock subscription receivable balance. However, our cost estimates do not include provisions for any contingencies, unexpected expenses or increases in costs that may arise. If our cash and cash equivalent reserves are exhausted, we plan to request payments on the subscription receivable as funds are required for operations.

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

• If we are found to infringe on the intellectual property rights of others, we may not be able to continue the development and production of the OX2 engine, or we may have to enter into costly license or settlement agreements to be able to continue development and/or production. Third parties may allege infringement by us with respect to past, current or future intellectual property rights. Any claim of infringement, regardless of merit, could be costly and time-consuming and could require us to develop non-infringing technology or enter into royalty, licensing or settlement agreements. These agreements could be on terms unfavorable or unacceptable to us and could significantly harm the development of our products and, ultimately, our business.

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

• We have a history of losses. We have a history of operating losses and an accumulated deficit, as of June 30, 2003, of $11,460,002. Our ability to generate revenues and profits is subject to the risks and uncertainties encountered by development stage companies.

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

• Our principal shareholders can exercise significant control over us and could limit the ability of our other shareholders to influence the outcome of transactions requiring a shareholder vote. As of June 30, 2003 approximately 90% of our outstanding Common Stock was owned by our executive officers, directors and principal shareholders. These shareholders will have the ability to exercise influence over all matters requiring approval by our shareholders, including the election of directors and approval of significant corporate transactions.

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

The BBX will be a listed marketplace, with qualitative listing standards but no minimum share price, income or asset requirements, therefore allowing entrance to a wide array of listings. In the event that we elect not to apply for listing on the BBX or in the event that we are not able to meet the listing requirements of the BBX, our Common Stock will continue to be quoted on the OTC Bulletin Board for only six months after the launch of the BBX and thereafter, our Common Stock will only be quoted in the “Pink Sheets.” As a result, our shareholders’ ability to sell their shares may be adversely affected.

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

Set forth below is the range of high and low bid information by quarter for the last two fiscal years.

	High	Low
July-September 2001	$.88	$.40
October-December 2001	.65	.29
January-March 2002	.51	.23
April-June 2002	.38	.23
July-September 2002	.38	.25
October-December 2002	.35	.09
January-March 2003	.35	.13
April-June 2003	.28	.13

The above quotations were obtained from Yahoo.com. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. As of August 31, 2003, we had 411 shareholders of record.

The NASDAQ Stock Market, Inc. (“NASDAQ”) has announced the proposed launch of the Bulletin Board Exchange (the “BBX”), pending approval of the BBX from the Securities and Exchange Commission, in the fourth quarter of 2003. The BBX is designed to replace the OTC Bulletin Board. The NASD will terminate the OTC Bulletin Board six months after the launch of the BBX. We are evaluating the criteria to be listed on the BBX. In the event that we elect not to apply for listing on the BBX or in the event that we are not able to meet the listing requirements of the BBX, our Common Stock will continue to be quoted on the OTC Bulletin Board for only six months after the launch of the BBX and thereafter, our Common Stock will only be quoted in the “Pink Sheets.” See “Item 1. Description of Business-Risk Factors.”

We have not paid any dividends since inception. We do not anticipate paying any dividends in the future even if we were to have earnings.

See Item 11 for a discussion of Securities Authorized for Issuance Under Equity Compensation Plans.

Sales of Unregistered Securities

In August 2003, we granted our directors the number of shares of Common Stock set forth below opposite their respective names, in consideration of such person’s service as a director of the Company. Such shares were granted in reliance on the exemption provided by Rule 505 of Regulation D promulgated under the Securities Act of 1933, as amended. Each of Mr. Holmes, Mr. Manthey, Ms. Phillips and Mr. Shelby is an accredited investor.

Name of Director	Number of Shares of Common Stock
Noel Holmes	10,000
Steven Charles Manthey	10,000
Alexandria Phillips	10,000
Carroll Shelby	10,000
Total	50,000

Item 6.	Management’s Discussion and Analysis or Plan of Operation.

We plan to continue the research and development of our OX2 engine prototype during the 2004 fiscal year. On October 15, 2001 we entered into an agreement with OX2 LTD and Steven Charles Manthey, the inventor of the OX2 engine, to provide research and development products and services related to the OX2 engine. OX2 LTD is wholly-owned by Mr. Manthey. The agreement was amended in January 2002 and April 2002. Research and development activities under the agreement include continued maintenance of the first and second OX2 Engine Prototypes as well as design and development of three additional OX2 Engine Prototypes. In consideration for the services provided by Mr. Manthey and OX2 under the agreement, we will repurchase from Mr. Manthey, or his affiliates, 240,000 shares of Common Stock, at $2 per share. We have allocated the $2.00 per share repurchase price as follows: $.50 per share for the redemption of shares of Common Stock and $1.50 per share as research and development expense. The $.50 common share redemption price is based on the fair market value of the Common Stock as of the agreement date. In addition, Mr. Manthey provides consulting services under the agreement for the sum of eighty thousand dollars ($80,000) per annum. As of June 30, 2003, we have repurchased 180,000 shares of common stock for $360,000 under this agreement. For the year ended June 30, 2003 we paid $80,000 in connection with consulting service under this agreement.

We have an agreement with the University of California, Riverside (“UCR”), which provides that it will continue to provide engine testing and related services to the Company, with particular emphasis on testing related to emissions. These services are being provided under the guidance of Dr. Joseph Norbeck (of the CE-CERT program at UCR) and Dr. Roberta Nichols, one of our consultants. We are also conducting research, development and testing activities in Gardena, California.

We have spent $513,756 for the fiscal year ended June 30, 2003 and $711,458 for the fiscal year ended June 30, 2002, on research and development for the OX2 engine.

Assuming the successful completion of the necessary research and development work, and assuming the tests of our OX2 Prototypes (existing and future) are successful, we will attempt to introduce the OX2 engine into the market. Such marketing activities may include demonstrations to manufacturers of products using internal combustion engines and the addition of joint venture and/or strategic partners to assist in marketing, development and commercial application of the OX2 engine.

In the shorter term, our plans are to develop the OX2 engine for commercial stationary generator applications, and in the longer term, we plan to develop an engine for commercial, marine, automobile and/or aircraft applications.

We expect that our cash flow requirements to fund general operations in the fiscal year ending June 30, 2004 will total approximately $1,500,000, including outside consulting fees and expenditures for equipment. We expect to fund these costs with our cash or cash equivalent reserves, which were $58,962 as of June 30, 2003. The Company also has a $7,465,000 stock subscription receivable from the Petersen Trust, which may be drawn upon at the discretion of the Board of Directors. The Petersen Trust has executed a promissory note and security agreement for the sole purpose of paying down the stock subscription receivable balance. The Board of Directors, at its discretion, may draw down upon the secured promissory note at any time to further the research, development and/or commercial application of the Company’s engine(s). Our cost estimates do not include provisions for any contingencies or unexpected expenses that may arise or any unanticipated increases in costs.

Our net loss since inception (September 23, 1996) is $11,460,002. Our net loss for the fiscal year ended June 30, 2003 is $2,328,021.

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

We assess the fair value and recoverability of our long-lived assets, including patents, whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. In doing so, we make assumptions and estimates regarding future cash flows and other factors to make our determination. The fair value of our long-lived assets and patents is dependent upon the forecasted performance of our business, changes in the automotive industries, and the overall economic environment. When we determine that the carrying value of our long-lived assets and goodwill may not be recoverable, we measure any impairment based upon the excess of the carrying value that exceeds the estimated fair value of the assets. As a result of these reviews, we have not yet recognized any impairment losses as of June 30, 2003.

Item 7.	Financial Statements.

ADVANCED ENGINE TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

FOR THE YEARS ENDED

JUNE 30, 2003 AND 2002

ADVANCED ENGINE TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONTENTS

June 30, 2003

Page
INDEPENDENT AUDITOR’S REPORT	13
FINANCIAL STATEMENTS
Balance Sheet	14
Statements of Operations	15
Statements of Shareholders’ Equity	16-18
Statements of Cash Flows	19-20
Notes to Financial Statements	21-33

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors

Advanced Engine Technologies, Inc.

We have audited the accompanying balance sheet of Advanced Engine Technologies, Inc. (a development stage company) as of June 30, 2003, and the related statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended June 30, 2003. These financial statements are the responsibility of the management of Advanced Engine Technologies, Inc. Our responsibility is to express an opinion on these financial statements based on our audits. We have not audited the statement of operations, shareholders’ equity and cash flows for the period from September 23, 1996 (inception) to June 30, 2000.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Engine Technologies, Inc. as of June 30, 2003, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California

August 7, 2003

ADVANCED ENGINE TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

June 30, 2003

ASSETS
Current assets
Cash and cash equivalents	$58,962
Prepaid expenses	34,676

Total current assets	93,638
Due from related parties	21,000
Property and equipment, net	71,954
Patents, net of accumulated amortization of $658,016	1,044,097

Total assets	$1,230,689

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$111,473

Total current liabilities	111,473

Shareholders’ equity
Common stock, $0.001 par value
50,000,000 shares authorized 33,680,000 shares issued and outstanding	33,680
Additional paid-in capital	20,003,935
Committed common stock	948,603
Subscription receivable	(7,465,000)
Shares receivable under stock repurchase agreement	(90,000)
Deferred costs under grant agreement	(852,000)
Deficit accumulated during the development stage	(11,460,002)

Total shareholders’ equity	1,119,216

Total liabilities and shareholders’ equity	$1,230,689

The accompanying notes are an integral part of these financial statements.

ADVANCED ENGINE TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

For the Years Ended June 30, 2003 and 2002 and

for the Period from September 23, 1996 (Inception) to June 30, 2003

	For the Year Ended June 30,		For the Period from September 23, 1996 (Inception) to June 30, 2003
	2003	2002
Expenses
Operating	$885,649	$1,263,484	$4,455,453
Research and development	513,756	711,458	3,350,612
Stock grant expense	930,000	930,000	3,798,000
Write-off of patent	—	—	23,332

Total expenses	2,329,405	2,904,942	11,627,397

Loss from operations	(2,329,405)	(2,904,942)	(11,627,397)
Other income
Interest income	1,384	4,719	167,395

Net loss	$(2,328,021)	$(2,900,223)	$(11,460,002)

Basic and diluted loss per share	$(0.07)	$(0.09)	$(0.43)

Weighted-average shares outstanding	33,633,014	33,441,111	26,378,534

The accompanying notes are an integral part of these financial statements.

ADVANCED ENGINE TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Period from September 23, 1996 (Inception) to June 30, 2003

	Common Stock		Additional Paid-In	Committed Common	Subscription	Shares receivable under stock repurchase	Deferred Costs Under Grant	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stock	Receivable	agreement	Agreement	Stage	Total
Balance, September 23, 1996 (Inception)	—	$—	$—	$—	$—	—	$—	$—	$—
Common stock issued for license rights	20,000,000	20,000	(18,000)	—	—	—	—	—	2,000
Common stock issued for cash	499,200	499	498,701	—	—	—	—	—	499,200
Common stock issued for services	600,000	600	5,400	—	—	—	—	—	6,000
				—	—	—	—	(164,233)	(164,233)

Balance, June 30, 1997	21,099,200	21,099	486,101	—	—	—	—	(164,233)	342,967
Common stock issued for cash	500,800	501	500,299	—	—	—	—	—	500,800
Net loss	—	—	—	—	—	—	—	(309,635)	(309,635)

Balance, June 30, 1998	21,600,000	21,600	986,400	—	—	—	—	(473,868)	534,132
Common stock committed under grant agreement	—	—	—	4,650,000	—	—	(4,650,000)	—	—
Common stock issued for assets and services	325,000	325	568,425	—	—	—	—	—	568,750
Common stock issued for cash	400,000	$400	1,999,600	$—	$—	—	$—	$—	$2,000,000

The accompanying notes are an integral part of these financial statements.

16

ADVANCED ENGINE TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Period from September 23, 1996 (Inception) to June 30, 2003

	Common Stock		Additional Paid-in Capital	Commotied Common Stock	Subscription Receivable	Shares receivable under stock repurchase agreement	Deferred Costs Under Grant Agreement	Deficit Accumalated During the Development Stage	Total
	Shares	Amount
Research and development expense recognized under grant agreement	—	$—	$—	—	$—	—	$78,000	$—	78,000
Net loss	—	—	—	—	—	—	—	(980,381)	(980,381)

Balance, June 30, 1999	22,325,000	22,325	3,554,425	4,650,000	—	—	(4,572,000)	(1,454,249)	2,200,501
Common stock issued under grant agreement	200,000	200	929,800	(930,000)	—	—	—	—	—
Common stock issued for cash	400,000	400	1,999,600	—	—	—	—	—	2,000,000
Common stock issued for services	25,000	25	87,475	—	—	—	—	—	87,500
Research and development expense recognized under grant agreement	—	—	—	—	—	—	930,000	—	930,000
Net loss	—	—	—	—	—	—	—	(2,800,657)	(2,800,657)

Balance, June 30, 2000	22,950,000	$22,950	$6,571,300	$3,720,000	$—	$—	$(3,642,000)	$(4,254,906)	$2,417,344
Common stock issued under grant agreement	200,000	200	929,800	(930,000)	—	—	—	—	—
Common stock subscribed	10,000,000	10,000	9,990,000	—	(10,000,000)	—	—	—	—
Common stock issued for services	80,000	80	49,920	—	—	—	—	—	50,000
Stock options issued for services	—	—	9,500	—	—	—	—	—	9,500
Research and development expense recognized under grant agreement	—	—	—	—	—	—	930,000	—	930,000
Net loss	—	—	—	—	—	—	—	(1,976,852)	(1,976,852)

The accompanying notes are an integral part of these financial statements.

ADVANCED ENGINE TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Period from September 23, 1996 (Inception) to June 30, 2003

	Common Stock		Additional Paid-In Capital	Committed Common Stock	Subscription Receivable	Shares receivable under stock repurchase agreement	Deferred Costs Under Grant Agreement	Deficit Accumulated During the Development Stage	Total
	Shares	Amount
Balance, June 30, 2001	33,230,000	$33,230	$17,550,520	$2,790,000	$(10,000,000)	—	$(2,712,000)	$(6,231,758)	$1,429,992
Stock options issued for services	—	—	542,495	—	—	—	—	—	542,495
Shares receivable under stock repurchase agreement	—	—	—	—	—	(85,000)	—	—	(85,000)
Common stock subscribed	—	—	—	—	1,500,000	—	—	—	1,500,000
Common stock issued under grant agreement	200,000	200	929,800	(930,000)	—	—	—	—	—
Research and development expense recognized under grant agreement	—	—	—	—	—	—	930,000	—	930,000
Net loss	—	—	—	—	—	—	—	(2,900,223)	(2,900,223)

Balance, June 30, 2002	33,430,000	$33,430	$19,022,815	$1,860,000	$(8,500,000)	$(85,000)	$(1,782,000)	$(9,131,981)	$1,417,264

Common Stock for Services	50,000	$50	51,320	18,603	—	—	—	—	69,973
Shares receivable under stock repurchase agreement	—	—	—	—	—	(5,000)	—	—	(5,000)
Common stock subscribed	—	—	—	—	—	—	—	—	1,035,000
Common stock issued under grant agreement	200,000	200	929,800	(930,000)	1,035,000	—	—	—	—
Research and development expense recognized under grant agreement	—	—	—	—	—	—	930,000	—	930,000
Net loss	—	—	—	—	—	—	—	(2,328,021)	(2,328,021)

Balance, June 30, 2003	33,680,000	$33,680	$20,003,935	$948,603	$(7,465,000)	$(90,000)	$(852,000)	$(11,460,002)	$1,119,216

The accompanying notes are an integral part of these financial statements.

ADVANCED ENGINE TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

For the Years Ended June 30, 2003 and 2002 and

for the Period from September 23, 1996 (Inception) to June 30, 2003

	For the Year Ended June 30,		For the Period from September 23, 1996 (Inception) to June 30, 2003
	2003	2002
Cash flows from operating activities
Net loss	$(2,328,021)	$(2,900,223)	$(11,460,002)
Adjustments to reconcile net loss to net cash used in operating activities
Stock grant expense	930,000	930,000	3,798,000
Depreciation and amortization	210,164	193,069	827,427
Common stock issued and committed for assets and services	69,973	—	784,223
Stock options issued for services	—	542,495	551,995
Write-off of patents	—	—	23,332
(Increase) decrease in
Due from related parties	—	—	(21,000)
Prepaid expenses	(13,015)	(1,640)	(34,676)
Increase (decrease) in
Accounts payable and accrued expenses	33,554	13,824	111,473

Net cash used in operating activities	(1,097,345)	(1,222,475)	(5,419,228)

Cash flows from investing activities
Acquisition of patents	(94,346)	(87,467)	(1,771,859)
Purchase of property and equipment	(50,077)	(10,553)	(194,951)

Net cash used in investing activities	(144,423)	(98,020)	(1,966,810)

Cash flows from financing activities
Proceeds from note payable	—	—	500,000
Proceeds from stock subscription receivable	1,035,000	1,500,000	2,535,000
Repayment of note payable	—	—	(500,000)
Repurchase of common stock	(5,000)	(85,000)	(90,000)
Proceeds from issuance of common stock	—	—	5,000,000

Net cash provided by financing activities	1,030,000	1,415,000	7,445,000

The accompanying notes are an integral part of these financial statements.

ADVANCED ENGINE TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

For the Years Ended June 30, 2003 and 2002 and

for the Period from September 23, 1996 (Inception) to June 30, 2003

	For the Year Ended June 30,		For the Period from September 23, 1996 (Inception) to June 30, 2003
	2003	2002
Net increase (decrease) in cash and cash equivalents	$(211,768)	$94,505	$58,962
Cash and cash equivalents, beginning of period	270,730	176,225	—

Cash and cash equivalents, end of period	$58,962	$270,730	$58,962

Supplemental disclosures of cash flow information
Interest paid	$—	$—	$—

Income taxes paid	$—	$—	$—

Supplemental Schedule of Non-Cash Investing and Financing Activities

In connection with a stock grant agreement with the University of Riverside Foundation, the Company issued 800,000 shares of common stock to the University of California Riverside Foundation during the period from September 23, 1996 (inception) to June 30, 2003, including 200,000 shares each, during the years ended June 30, 2003 and 2002.

In addition to the above, the Company issued 21,080,000 shares of common stock for services and assets valued at $765,620 during the period from September 23, 1996 (inception) to June 30, 2003, including 50,000 shares for services valued at $51,370, for the year ended year ended June 30, 2003.

During the year ended June 30, 2003, the Company committed approximately 60,000 shares of common stock valued at $18,604 for services.

The Company issued 2,800,000 stock options valued at $551,995 for services during the period from September 23, 1996 (inception) to June 30, 2003, including 2,775,000 stock options valued at $542,495 for the year ended June 30, 2002.

The accompanying notes are an integral part of these financial statements.

ADVANCED ENGINE TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

June 30, 2003

NOTE 1—ORGANIZATION AND LINE OF BUSINESS

Advanced Engine Technologies, Inc. (the “Company”) was incorporated in Colorado and commenced operations on September 23, 1996. The Company was formed to develop and commercialize the OX2 internal combustion engine, a uniquely designed engine. On October 18, 1996, the Company entered into an exclusive sublicense agreement with OX2 Engine (Distribution) Limited, a company incorporated under the laws of the Republic of Vanuatu (“OX2 LTD”), pursuant to which the Company acquired the rights to manufacture, distribute and market the OX2 engine in the North America Free Trade Agreement countries (presently the United States, Canada and Mexico). Pursuant to the terms of said sublicense agreement, the Company issued 20,000,000 shares of its common stock to OX2 LTD and agreed to pay a 15% royalty on the gross proceeds generated from actual sales of the OX2 engine. In addition, the sublicense agreement provided that the Company would issue an additional 19,000,000 shares of common stock to OX2 LTD upon completion of certain emission testing. In December 1998, the parties agreed to rescind the obligation of the Company to issue these additional 19,000,000 shares of common stock to OX2 LTD.

In May 1999, pursuant to a four-party agreement among the Company, OX2 LTD, OX2 Intellectual Property Inc. and Advanced Engine Technology PTY Ltd., the Company acquired the worldwide patent rights for the OX2 engine for $1,500,000. This agreement superseded and terminated the October 1996 sublicense agreement. The Company has assumed responsibility for worldwide patent maintenance and for future research and development on the OX2 engine.

On October 15, 2001, the Company entered into an agreement with OX2 LTD and the inventor of the OX2 engine to provide research and development products and services related to the OX2 engine (“R&D Agreement”). OX2 LTD is wholly-owned by the inventor of the OX2 engine. Research and development activities will include continued maintenance of the first and second performing test engines as well as design and development of three additional OX2 test engines. The agreement also calls for the design and manufacturing of new and advanced components for the test engines. In addition, the Company has contracted with the inventor of the OX2 engine to provide consulting services for the sum of eighty thousand dollars ($80,000) per annum. For the years ended June 30, 2003 and 2002, the Company paid $80,000 and $60,000, respectively in connection with consulting and product development services under this agreement. (See Note 5 for additional information regarding the R&D Agreement.)

As of June 30, 2003, the Company’s operations consisted of engineering, testing, marketing and development of the OX2 combustion engine for commercial applications and raising any necessary capital investments. Management does not expect to generate significant sales revenue during the year ending June 30, 2004. Accordingly, planned principal operations have not commenced.

ADVANCED ENGINE TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

June 30, 2003

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided on a straight-line basis over an estimated useful life of three to ten years.

ADVANCED ENGINE TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

June 30, 2003

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Patent Rights

Patent rights are amortized on a straight-line basis over the remaining estimated useful life of five to ten years. The Company continually reviews its patent rights to assess recoverability from estimated future net cash flows. To date, these reviews have not resulted in a reduction of these assets.

Amortization expense of the patents aggregated to $183,041 and $168,991 for the years ended June 30, 2003 and 2002, respectively. The weighted-average amortization period was 9.44 and 9.59 years for the years ended June 30, 2003 and 2002, respectively. In addition, as of June 30, 2003, the estimated amortization expense for the next five years was as follows:

Year Ended June 30,
2004	$193,451
2005	$192,731
2006	$190,712
2007	$177,453
2008	$163,761

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

Concentration of Credit Risk

At June 30, 2003, a subscription receivable in the amount of $7,465,000 is due from one party. See Note 5.

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

ADVANCED ENGINE TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

June 30, 2003

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company has elected to use the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation.

Research and Development Costs

Research and development costs are expensed as incurred.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs amounted to $35,885 and $34,771 for the years ended June 30, 2003 and 2002, respectively.

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

ADVANCED ENGINE TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

June 30, 2003

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements

In October 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 147, “Acquisitions of Certain Financial Institutions.” SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” In addition, this statement amends SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to include certain financial institution-related intangible assets. This statement is not applicable to the Company.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” an amendment of SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. This statement is effective for financial statements for fiscal years ending after December 15, 2002. SFAS No. 148 will not have any impact on the Company’s financial statements as management does not have any intention to change to the fair value method.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting and reporting for derivative instruments and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for derivative instruments and hedging activities entered into or modified after June 30, 2003, except for certain forward purchase and sale securities. For these forward purchase and sale securities, SFAS No. 149 is effective for both new and existing securities after June 30, 2003. Management does not expect adoption of SFAS No. 149 to have a material impact on the Company’s statements of earnings, financial position, or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 will be effective for financial instruments entered into or modified after May 31, 2003 and otherwise will be effective at the beginning of the first interim period beginning after June 15, 2003.

ADVANCED ENGINE TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

June 30, 2003

NOTE 3—CASH AND CASH EQUIVALENTS

The Company maintains its cash balances at a bank located in Southern California. The balances at the bank are insured by the Federal Deposit Insurance Corporation up to $100,000. At times, cash balances are in excess of the insured limit.

NOTE 4—PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2003 consisted of the following:

Automobile	$10,000
Furniture	7,523
Software	24,906
Computer equipment	49,576
Manufacturing equipment and tooling	102,943

194,948
Less accumulated depreciation	122,994

Total	$71,954

Depreciation expense was $27,122 and $24,079 for the years ended June 30, 2003 and 2002, respectively.

ADVANCED ENGINE TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

June 30, 2003

NOTE 5—SHAREHOLDERS’ EQUITY

Common Stock

As described in Note 1, in October 1996, the Company issued 20,000,000 shares of its common stock to OX2 LTD for the rights to manufacture, distribute, and market the OX2 engine.

The Company offered 1,000,000 shares of its common stock at $1 per share in an offering memorandum pursuant to Rule 504 of Regulation D of the Securities Act of 1933, as amended. The Company sold 499,200 shares as of June 30, 1997 and 500,800 during the year ended June 30, 1998. As of June 30, 1997, the Company had stock subscribed in the amount of $74,000 that was recorded as a receivable and subsequently received during the year ended June 30, 1998.

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

In November 1998, the Company issued 25,000 shares of restricted stock to purchase patents, copyrights, designs, and prototypes to be used with the Company’s technology. This transaction was valued at $43,750 and was recorded as an intangible asset. The asset was written off during the year ended June 30, 2001.

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

During the year ended June 30, 2001, in a private placement, the Company entered into a subscription agreement with the R.E. & M. Petersen Trust DTD 1/17/83 (the “Petersen Trust”) to issue 10,000,000 of the Company’s common stock in exchange for $10,000,000. On September 6, 2000, the Company issued the stock under subscription. In addition, the Company also issued 2,000,000 stock options to the Petersen Trust for its investment in Company, which became immediately vested, and carry an exercise price of $0.625 per share.

In September 2001, in connection with this subscription agreement, the Company received a $10,000,000 non-interest bearing promissory note from the Petersen Trust that is payable upon demand and secured by all of the assets of the Petersen Trust. The Board of Directors intends to request payment

ADVANCED ENGINE TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

June 30, 2003

NOTE 5—SHAREHOLDERS’ EQUITY (continued)

on the subscription receivable and promissory note as funds are required for operations. During the year ended June 30, 2003, the Company requested and received payments on the subscription receivable and promissory note of $1,035,000, which left a balance on the subscription receivable and promissory note at June 30, 2003 of $7,465,000.

In April 2001, the Company issued 80,000 shares of common stock valued at $50,000 for services provided by directors.

In connection with the R & D Agreement described in Note 1, the Company had the option to repurchase from the Steven Charles Manthey, the inventor, or his affiliates, 240,000 shares of common stock of the Company at $2.00 per share. The Company has allocated its $2.00 per share repurchase price as follows: $.50 per share for redemption of common shares and $1.50 per share as research and development expense. The $.50 common share redemption price is based on the fair market value of the common shares as of the date of the R&D Agreement. As of June 30, 2003, the Company has repurchased 180,000 shares of common stock under the R&D Agreement. Stock certificates representing the repurchased shares are in the possession of the Company and in the process of being transferred. Of the $360,000 paid by the Company for these shares, $15,000 and $255,000 was charged to research and development expense for the years ended June 30, 2003 and 2002, respectively, and $5,000 and $85,000 was charged to equity for the years ended June 30, 2003 and 2002, respectively.

In August 2002, the company issued 50,000 shares to its directors for services rendered. As result of this transaction and accrual for shares to be issued for services rendered, the Company recorded compensation expense of $69,973 for the year ended June 30, 2003.

Stock Grant Agreement

In June 1999, the Company agreed to issue 1,000,000 shares of restricted common stock to the University of California Riverside Foundation in five annual installments of 200,000 shares each. The donated stock is to provide an endowment for research funds for the College of Engineering Center for collaborative research on the development of advanced engine technologies. For financial statement presentation purposes, the stock under the grant agreement is treated as committed stock until its issuance. The first, second, third and fourth installments were issued in July 1999, July 2000, September 2001, and September 2002, respectively.

Expense on the grant is being recognized ratably over a five-year period based upon an estimated fair value at the date of the grant of $4.65 per share. This estimate of its fair value is based upon the quoted price of the stock on the grant date of $7.75 per share, less a 40% discount because the stock was restricted, the Company’s stock had a very low trading volume at the time of the grant agreement, and the Company was still in a development stage. During the period from September 23, 1996 (inception)

ADVANCED ENGINE TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

June 30, 2003

NOTE 5—SHAREHOLDERS’ EQUITY (Continued)

to June 30, 2003, the Company recognized total expense on the stock grant of $3,798,000, including $930,000 for each of the years ended June 30, 2003 and 2002.

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

During the year ended June 30, 2002, the Company recognized $542,495 in operating and research development expense for 2,775,000 stock options that were issued for consulting services that were primarily performed by officers and directors of the Company. The consulting services performed by the officers and directors were for activities and services in addition to their normal responsibilities is officers and directors.

If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No. 123, there would be no effect on the net loss and net loss per share for the period ended June 30, 2003. Moreover, the Company’s net loss and loss per share for the year ended June 30, 2002 would be reduced to the pro forma amounts indicated below:

2002
Net loss
As reported	$(2,900,223)
Pro forma	$(3,134,815)
Basic loss per common share
As reported	$(0.09)
Pro forma	$(0.09)

ADVANCED ENGINE TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

June 30, 2003

NOTE 5—SHAREHOLDERS’ EQUITY (Continued)

The following summarizes all of the Company’s stock option transactions:

	Stock Options Outstanding	Weighted- Average Exercise Price
Outstanding , June 30, 2000	—	$—
Granted	3,700,000	$0.625

Outstanding, June 30, 2001	3,700,000	$0.625
Granted	3,975,000	0.308
Cancelled	—	—
Exercised	—	—

Outstanding, June 30, 2002	7,675,000	$0.461

Outstanding, June 30, 2002	7,675,000	$0.461
Granted	—	—
Cancelled	—	—
Exercised	—	—

Outstanding, June 30, 2003	7,675,000	$0.461

Exercisable, June 30, 2003	7,675,000	$0.461

ADVANCED ENGINE TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

June 30, 2003

NOTE 5—SHAREHOLDERS’ EQUITY (Continued)

Stock Options

Information relating to these options is as follows:

Exercise Price	Stock Options Outstanding	Stock Options Exercisable	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price of Options Outstanding	Weighted-Average Exercise Price of Options Exercisable
$0.625	3,700,000	3,700,000	7.84 years	$0.625	$0.625
$0.308	3,975,000	3,975,000	8.92 years	$0.308	$0.308

For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended June 30,2002:

2002
Dividend yield	0%
Expected volatility	100%
Risk free interest rate	3.80%
Expected life	3 years

The weighted-average fair value of options granted during the year ended June 30, 2002 for which the exercise price equals the market price on the grant date was $0.30 and the weighted-average exercise price was $0.308. No options were issued for the fiscal year ended June 30, 2003.

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

ADVANCED ENGINE TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

June 30, 2003

NOTE 6—INCOME TAXES

At June 30, 2003, the Company had deferred tax assets amounting to approximately $2,880,000. The deferred tax assets consist primarily of the tax benefit of net operating loss carryforwards and are fully offset by a valuation allowance of the same amount.

The net change in the valuation allowance for deferred tax assets was an increase of approximately $1,293,000 and $569,000 for the years ended June 30, 2003 and 2002, respectively. The net change is due primarily to the increase in net operating loss carryforwards.

At June 30, 2003, the Company had net operating loss carryforwards of approximately $7,210,000 available to offset future state and federal taxable income. These carryforwards begin to expire in 2017.

NOTE 7—RELATED PARTY TRANSACTIONS

The Company has paid research and development costs and rent to a company owned by its current President in the amount of $865,473 from September 23, 1996 (inception) to June 30, 2003, including $376,284 and $263,365 for the years ended June 30, 2003 and 2002, respectively.

The Company has paid for services to a company that is a stockholder in the amount of $71,956 for the period from September 23, 1996 (inception) to June 30, 2003.

At June 30, 2003, the Company had an outstanding receivable from the legal corporation owned by its Secretary of $21,000 for reimbursement of remodeling costs on office space that the Company and its Secretary share.

The Company shares office space with a legal corporation that is legal counsel to the Company and of which its Secretary is a principal. For the period from September 23, 1996 (inception) to June 30, 2003, the Company incurred legal fees, rent, and other reimbursement costs of $543,530, including $97,292 and $106,096 for the years ended June 30, 2003 and 2002, respectively.

For the year ended June 30, 2003 and 2002, the Company paid a director $80,000 and $60,000, respectively, in connection with consulting services (see Note 1). In addition the Company paid $360,000 to a company wholly-owned by such director for the repurchase of 180,000 shares of common stock from the director in connection with the R&D agreement. (see Note 1). Of the $360,000 paid, $15,000 and $255,000 has been charged to research and development expense for the year ended June 30, 2003 and 2002, respectively.

ADVANCED ENGINE TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

June 30, 2003

NOTE 7—RELATED PARTY TRANSACTIONS

The Company paid consulting fees to its former President and director and a current stockholder in the amount of $293,503 from September 23, 1996 (inception) to June 30, 2001. No consulting fees were paid for the years ended June 30, 2003 and 2002.

The Company paid administrative fees and reimbursed expenses to a company that is owned a stockholder in the amount of $117,693 from September 23, 1996 (inception) to June 30, 2001. No administrative fees and reimbursed expenses were paid to this company for the years end June 30, 2003 and 2002.

In May 2000, the Company paid engine development costs to an individual who is a stockholder of OX2 LTD in the amount of $300,000.

In October 1996, the Company issued 600,000 shares of its common stock to one of its founders in exchange for his services in organizing the Company. The transaction was recorded at the estimated fair market value of the services provided, which was $6,000, as this was more readily determinable than the fair market value of the stock.

See Note 1 for related party transactions in connection with a sublicense agreement and a patent and license agreement.

During the year ended June 30, 2002, the Company recognized $537,608 in operating and research and development expense for 2,775,000 stock options that were issued to various officers and directors for their services to the Company that were for activities and services in addition to their normal responsibilities as officers and directors.

During the year ended June 30, 2003 the Company recognized $69,923 in operating and research and development expense for 50,000 shares issued and approximately 60,000 shares committed to its directors for their services to the Company that were for activities and services in addition to their normal responsibilities as officers and directors

NOTE 8—SUBSEQUENT EVENTS

In August 2003, the Company issued the final installment of 200,000 shares of its common stock to the University of California Riverside Foundation in connection with their June 1999 agreement.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 8A.	Controls and Procedures

Management, including the Company’s principal executive officer and principal financial officer, has evaluated, as of the end of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures with respect to the information generated for use in this report. Based upon, and as of the date of that evaluation, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the above evaluation, management believes that its controls do provide such reasonable assurances.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Our current directors and executive officers, their ages and positions held in the Company as of September 1, 2003 are as follows:

Name	Age	Current Position
M. Neil Cummings	53	Secretary
Noel Holmes	55	Director
John Luft	47	Chief Operating Officer
Alexandria Phillips	56	Director, Treasurer
Carroll Shelby	80	Director, President
Steven Charles Manthey	43	Director

Our directors will serve in such capacity until the next annual meeting of our shareholders and until their successors have been elected and qualified. Our officers serve at the discretion of our directors.

Carroll Shelby – President, Director

Carroll Shelby has over 50 years of successful experience in the engine industries. He has been inducted into a number of automotive-related Halls of Fame. Mr. Shelby has been our president since May 2000 and one of our directors since 1998.

Mr. Shelby is a founder and director of:

Shelby American, Inc.

Carroll Shelby International Inc.

Carroll Shelby Licensing, Inc.

Shelby Technologies

Carroll Shelby Enterprises

Carroll Shelby Children’s Foundation

International Chili Society

Shelby Automobiles, Inc.

M. Neil Cummings – Secretary

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

John Luft – Chief Operating Officer

John Luft was the director of resorts/attractions marketing for the Walt Disney Corporation at the Walt Disney World (WDW) Resort in Orlando, Florida from 1992 to 1994. From 1985 to 1992, Mr. Luft was the corporate director of U.S. marketing for Hilton Hotels Corporation and from 1994 to 1999 he served as Hilton’s director of global and strategic partnership & product development. He also served as the senior vice president of global marketing and sales and business development at SkyNet Holdings, Inc. from 1999 to 2000. Mr. Luft earned a BA degree from the University of Southern California in Marketing and Speech Communications. Mr. Luft has been our chief operating officer since September 2001. Mr. Luft is also president, chief financial officer and director of Caroll Shelby International, Inc. and president of Caroll Shelby Licensing, Inc.

Alexandria Phillips – Director/Treasurer

Alexandria Phillips brings to the Company her years of wide ranging experience and expertise as a tax advisor and financial consultant to Robert E. Petersen and entities controlled by Mr. Petersen. Ms. Phillips resides in Southern California and has been our treasurer since 2000 and one of our directors since 1999.

Noel Holmes – Director

Noel Holmes was born and resides in Australia, but spends a good deal of time in Southern California, while maintaining a diverse international business and accounting practice. Mr. Holmes commenced his career as a chartered accountant in 1968, gained Australian public practicing certificate in 1973 and practiced as a senior partner in a firm of Chartered Accountants since 1974. Mr. Holmes is a director of private investment and property companies in the United States, Australia, Singapore, the

United Kingdom, Malaysia, Hong Kong, China, the Netherlands and New Zealand. Mr. Holmes has been one of our directors since 1999.

Steven Charles Manthey – Director

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

Name and Principal Position	Number of Late Reports	Known Failures to File a Required Report
Carroll Shelby, President and Director	0	1

Alexandria Phillips, Treasurer and Director	0	1

Noel Holmes, Director	0	1

Steven Charles Manthey, Director	0	1

Richard C. Ronzi, Director	0	1

Item 10.	Executive Compensation.

The following table sets forth information regarding the annual and long-term compensation paid to our executive officers during the last fiscal year.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-Term Compensation
					Awards		Payouts
Name And Principal Position	Year	Salary $	Bonus $	Other Annual Compen- sation $	Restricted Stock Award(s) $	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Compen- sation ($)
Carroll Shelby, President, Director	2003 2002 2001	60,000 60,000 60,000	— — —	— — —	— — —	— 1,000,000 1,000,000	— — —	$ $ $	2,750 3,300 13,200	(1) (2) (3)

John Luft, (4) Chief Operating Officer	2003 2002 2001	62,500 51,562 33,136	— — —	— — —	— — —	— 200,000 100,000	— — —		— — —

(1)	Represents the market value of 10,000 shares of Common Stock granted to Mr. Shelby during the last fiscal year, based on an average between the closing bid and ask prices of $0.275 per share on August 27, 2003, the date of grant. These shares were granted under the Company’s 2000 Stock Incentive Plan, as amended.

(2)	Represents the market value of 10,000 shares of Common Stock granted to Mr. Shelby during the fiscal year ended June 30, 2002, based on an average between the closing bid and ask prices of $0.33 per share on August 16, 2002, the date of grant. These shares were granted under the Company’s 2000 Stock Incentive Plan, as amended.

(3)	Represents the market value of 20,000 shares of Common Stock granted to Mr. Shelby during the fiscal year ended June 30, 2001, based on an average between the closing bid and ask prices of $0.66 per share on April 2, 2001, the date of grant. These shares were granted under the Company’s 2000 Stock Incentive Plan, as amended.

(4)	Mr. Luft became an officer in September 2001.

Compensation of Directors

In August 2003, we granted each of our directors 10,000 shares of Common Stock in consideration for their service as a director of the Company.

Option Grants in the Last Fiscal Year

None.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at FY-End Exercisable/ Unexercisable	Value of Unexercised In-The-Money Options at FY-End Exercisable/ Unexercisable
John Luft	—	—	300,000/0	$0/$0
Carroll Shelby	—	—	2,000,000/0	$0/$0

Item 11.	Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of August 31, 2003, the number of shares of Common Stock beneficially owned by (i) each person who was known by us to own beneficially more than five percent (5%) of our Common Stock; (ii) our directors; (iii) our executive officers; and (iv) our directors and officers as a group. As of August 31, 2003, there were 33,725,000 shares of Common Stock issued and outstanding.

Name & Address Of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (1)
Robert E./Margaret M. Petersen 6420 Wilshire Blvd./20th Floor Los Angeles, California 90048	22,987,153	(2)	60.93%

Estate of Paul Ebbage 4 Spica Street Coorparoo Brisbane, QLD Australia, 4151	4,981,619	(3)	14.77%

Steven Charles Manthey c/o Advanced Engine Technologies, Inc. 11150 W. Olympic Blvd. Suite 1050 Los Angeles, California 90064	5,791,619	(4)	17.14%

Carroll Shelby c/o Advanced Engine Technologies, Inc. 11150 W. Olympic Blvd. Suite 1050 Los Angeles, California 90064	2,390,000	(5)	6.69%

Alexandria Phillips c/o Advanced Engine Technologies, Inc. 11150 W. Olympic Blvd. Suite 1050 Los Angeles, California 90064	481,000	(6)	1.41%

Noel Holmes c/o Advanced Engine Technologies, Inc. 11150 W. Olympic Blvd. Suite 1050 Los Angeles, California 90064	395,000	(7)	1.16%

M. Neil Cummings c/o Advanced Engine Technologies, Inc. 11150 W. Olympic Blvd. Suite 1050 Los Angeles, California 90064	312,389	(8)	*

John Luft c/o Advanced Engine Technologies, Inc. 11150 W. Olympic Blvd. Suite 1050 Los Angeles, California 90064	300,000	(9)	*

Directors and Executive Officers as a Group	9,869,021		26.41%

*	Less than 1%.

1)	Applicable percentage of ownership is based on 33,725,000 shares of our common stock outstanding as of August 31, 2003. Shares of our common stock that a person has the right to acquire within 60 days of August 31, 2003 are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group.

2)	Includes 13,195,534 shares that are directly owned by the Petersen Trust. Robert E. and Margaret M. Petersen (the “Petersens”) are the trustees of the Petersen Trust. Also includes 4,000,000 shares of our common stock issuable upon the exercise of outstanding options granted to Mr. Petersen which were subsequently transferred to the Petersen Trust. The Company has been informed that the remaining 5,791,619 shares are beneficially owned by Steven Charles Manthey, one of our directors, but are subject to a voting agreement dated as of September 27, 2001 between Mr. Manthey and the Petersens, individually and as trustees of the Petersen Trust, pursuant to which Mr. Manthey has agreed to vote such shares at all shareholder meetings in the same manner that shares beneficially owned by the Petersens and the Petersen Trust are voted at such shareholder meetings, other than in circumstances where any proposal, resolution or issue at any such shareholder meeting relates to Mr. Manthey personally or during any period that Mr. Manthey ceases to be a director of the Company. The voting agreement is for a term of 20 years, or for so long as the Company continues to do business as a corporate entity, whichever is longer. The Company has been informed that the Petersens and the Petersen Trust have no economic interest in or investment control with respect to the shares beneficially owned by Mr. Manthey.

3)	Includes 3,981,619 shares that are held of record by Macro Management Group, Inc. and 1,000,000 shares that are held of record by Resolution Services Ltd., all of which the Company understands are beneficially owned by the Estate of Paul Ebbage.

4)	Includes 3,950,000 shares that are held of record by Trinity Enterprises S.A. and 1,781,619 shares that are held of record by Goldwater Estates Inc., all of which the Company has been informed are beneficially owned by Steven Charles Manthey. Also includes 50,000 shares of our common stock issuable upon the exercise of outstanding options granted to Mr. Manthey under the Company’s 2000 Stock Incentive Plan, as amended.

5)	Includes 2,000,000 shares of our Common Stock issuable upon the exercise of outstanding options granted to Mr. Shelby under the Company’s 2000 Stock Incentive Plan, as amended.

6)	Includes 375,000 shares of our common stock issuable upon the exercise of outstanding options granted to Ms. Phillips under the Company’s 2000 Stock Incentive Plan, as amended.

7)	Includes 375,000 shares of our common stock issuable upon the exercise of outstanding options granted to Mr. Holmes under the Company’s 2000 Stock Incentive Plan, as amended.

8)	Includes 275,000 shares of our common stock issuable upon the exercise of outstanding options granted to Mr. Cummings under the Company’s 2000 Stock Incentive Plan, as amended.

9)	Includes 300,000 shares of our common stock issuable upon the exercise of outstanding options granted to Mr. Luft under the Company’s 2000 Stock Incentive Plan, as amended.

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

The Company has no equity compensation plan under which Common Stock is authorized for issuance that was adopted without the approval of the shareholders. See also Note 5 to the Financial Statements.

Item 12.	Certain Relationships and Related Transactions.

We have paid research and development costs and rent to a company owned by Carroll Shelby, our president, a director and a shareholder, in the amount of $263,365 for the fiscal year ended June 30, 2002 and in the amount of $376,284 for the fiscal year ended June 30, 2003.

On July 15, 1998, we entered into a joint venture agreement with Mr. Shelby to develop the OX2 engine for use in a standard application for motor vehicles and to promote the OX2 engine to the automotive industry. Mr. Shelby received 300,000 shares of Common Stock for the initial joint venture agreement. The agreement expired on December 31, 2001.

We have paid legal fees and have reimbursed expenses, including rent, to a company that is owned by M. Neil Cummings, our secretary and a shareholder, in the amount of $106,096 for the fiscal year ended June 30, 2002, and in the amount of $97,292 for the fiscal year ended June 30, 2003. As of June 30, 2003, we have an outstanding receivable of $21,000, from a company owned by Mr. Cummings to reimburse Mr. Cummings’ company for the build-out of office space.

On May 23, 2000 we entered into an agreement with Steven Charles Manthey, a director, to provide research and development products and services related to the OX2 engine. On October 15, 2001, we entered into a new agreement with Mr. Manthey and OX2 Engine Development PTY Limited, a company wholly-owned by Mr. Manthey, to provide research and development products and services related to the OX2 engine, which superceded the May 2000 agreement with Mr. Manthey. The agreement was amended in January 2002 and April 2002. Pursuant to the agreement, we paid consulting fees to Mr. Manthey in the amount of $80,000 for the fiscal year ended June 30, 2003 and $60,000 for the fiscal year ended June 30, 2002. In addition, in the fiscal year ended June 30, 2003 we repurchased

10,000 shares of our Common Stock from OX2 Engine (Development) PTY Limited, for $20,000. In the fiscal year ended June 30, 2002 we repurchased 170,000 shares of our Common Stock from OX2 Engine (Development) PTY Limited, for $340,000.

In May 2002 we granted immediately vested options to purchase Common Stock, at an exercise price of $0.3076 per share, to certain of our officers, directors and to Robert E. Petersen in connection with consulting services provided to the Company:

Name	Current Position	Number of Shares of Common Stock

M. Neil Cummings	Secretary	175,000

Noel Holmes	Director	175,000

John Luft	Chief Operating Officer	200,000

Steven Charles Manthey	Director	50,000

Robert E. Petersen(1)	—	2,000,000

Alexandria Phillips	Director, Treasurer	175,000

Richard C. Ronzi	Director	175,000

Carroll Shelby	Director, President	1,000,000

(1)	These stock options were subsequently transferred to the R.E. & M. Petersen Living Trust DTD 1/17/83.

Item 13.	Exhibits, List and Reports on Form 8-K

Exhibits

Number	Description

3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10-SB12G, filed on December 17, 1998).

3.2	Form of Amended and Restated By-Laws of the Registrant (this is a compilation of the Registrant’s By-Laws reflecting amendments made on December 7, 1999 and November 16, 2000) (incorporated by reference to Exhibit 3.2 to the Registrant’s Report on Form 10-KSB for the fiscal year ended June 30, 2001).

10.1	Cancellation of the issuance of 19,000,000 shares of the Registrant’s Common Stock (incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-KSB for the fiscal year ended June 30, 1999).

10.2	Deed of Agreement Concerning the Patents, Licensing and Research and Development in Relation to the OX2 Engine, by and among the Registrant, Advanced Engine Technology Pty. Ltd. AN 063 092 759, OX2 Intellectual Property Inc., and OX2 Engine (Distribution) Limited, dated as of May 12, 1999 (incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-KSB for the fiscal year ended June 30, 1999).

10.3	Joint Venture Agreement by and between the Registrant and Carroll Shelby, dated as of July 15, 1998 (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form 10-SB12G, filed on December 17, 1998).

10.4	Agreement by and between the Registrant and Steven Charles Manthey, dated as of May 23, 2000 (incorporated by reference to Exhibit 10.4 to the Registrant’s Report on Form 10-KSB for the fiscal year ended June 30, 2000).

10.5	Release Agreement by and among the Registrant, Advanced Engine Technology Pty. Ltd. and Steven Charles Manthey, dated as of May 23, 2000 (incorporated by reference to Exhibit 10.5 to the Registrant’s Report on Form 10-KSB for the fiscal year ended June 30, 2000).

10.6	Agreement for Performance of Technology Development Services by Independent Contractors by and among the Registrant, Steven Charles Manthey and OX2 Engine Development PTY Limited, dated as of October 15, 2001 (incorporated by reference to Exhibit 10.6 to the Registrant’s Report on Form 10-KSB for the fiscal year ended June 30, 2002).

10.7	First Amendment to Agreement for Performance of Technology Development Services by Independent Contractors by and among the Registrant, Steven Charles Manthey and OX2 Engine Development PTY Limited, dated as of January 24, 2002 (incorporated by reference to Exhibit 10.7 to the Registrant’s Report on Form 10-KSB for the fiscal year ended June 30, 2002).

10.8	Second Amendment to Agreement for Performance of Technology Development Services by Independent Contractors by and among the Registrant, Steven Charles Manthey and OX2 Engine Development PTY Limited, dated as of April 2002 (incorporated by reference to Exhibit 10.8 to the Registrant’s Report on Form 10-KSB for the fiscal year ended June 30, 2002).

10.9	Share Subscription Agreement by and between the Registrant and the R.E. & M. Petersen Living Trust DTD 1/17/83 (incorporated by reference to Exhibit 10.6 to the Registrant’s Report on Form 10-QSB filed on November 14, 2000).

10.10	Promissory Note of The Robert E. and Margaret M. Petersen Trust in favor of the Registrant, dated September 1, 2001 (incorporated by reference to Exhibit 10.10 to the Registrant’s Report on Form 10-KSB for the fiscal year ended June 30, 2002).

10.11	Security Agreement of The Robert E. and Margaret M. Petersen Trust in favor of the Registrant (incorporated by reference to Exhibit 10.11 to the Registrant’s Report on Form 10-KSB for the fiscal year ended June 30, 2002).

10.12	Registrant’s 2000 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Report on Form 10-KSB for the fiscal year ended June 30, 2000).

10.13	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.13 to the Registrant’s Report on Form 10-KSB for the fiscal year ended June 30, 2002).

10.14	First Amendment to the Registrant’s 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Report on Form 10-KSB for the fiscal year ended June 30, 2001).

10.15	Second Amendment to the Registrant’s 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to the Registrant’s Report on Form 10-KSB for the fiscal year ended June 30, 2001).

10.16	Memorandum of Understanding, Charitable Gift Agreement, by and among the Registrant, the UC Riverside Foundation and the Regents of the University of California, dated as of June 7, 1999 (incorporated by reference to Exhibit 10.10 to the Registrant’s Report on Form 10-KSB for the fiscal year ended June 30, 2001).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—President.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Treasurer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—President.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—Treasurer.

Reports on Form 8-K

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED ENGINE TECHNOLOGIES, INC. (Registrant)

By:	/s/ CARROLL SHELBY
Carroll Shelby, President

Date:	September 27, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ CARROLL SHELBY
Carroll Shelby, President and Director

Date:	September 27, 2003

By:	/s/ ALEXANDRIA PHILLIPS
Alexandria Phillips, Treasurer and Director

Date:	September 27, 2003

By:	/s/ NOEL HOLMES
Noel Holmes, Director

Date:	September 27, 2003