Form 10QSB
period 2003-09-30
ADVANCED ENGINE TECHNOLOGIES INC
filed 2003-11-14
CIK 1043225

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB
(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934 For the quarterly period ended September 30, 2003

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________ to __________

Commission file number 0-25177

                       Advanced Engine Technologies, Inc.
         ---------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                Colorado                               84-1358194
     (State or Other Jurisdiction of                (I.R.S. Employer
      Incorporation or Organization)               Identification No.)

          11150 W. Olympic Boulevard, Suite 1050, Los Angeles, CA 90064
                    (Address of Principal Executive Offices)
                                 (310) 914-9599
                (Issuer's Telephone Number, Including Area Code)
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)


                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

 Yes __   No __


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 33,815,000 shares of common stock, $0.001 par value per share, as of November 11, 2003.

         Transition Small Business Disclosure Format (check one):

 Yes __  No _X_

                                     Part I
                              FINANCIAL INFORMATION

Item 1.     Financial Statements.

                       ADVANCED ENGINE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                                    CONTENTS

                                                       Page
FINANCIAL STATEMENTS
Balance Sheets                                          4
Statements of Operations                                5
Statements of Cash Flows                                6
Notes to Financial Statements                         7 - 10

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
September 30, 2003 (unaudited) and June 30, 2003

                                                                                 September 30,     June 30,
                                                                                     2003            2003
                                                                                  (unaudited)
ASSETS
CURRENT ASSETS:
Cash and equivalents                                                             $    169,144    $     58,962
Prepaid expenses                                                                       14,949          34,676
                                                                                 ------------    ------------
Total current assets                                                                  184,093          93,638
                                                                                 ------------    ------------
Due from related party                                                                 21,000          21,000
Property and equipment, net                                                           154,757          71,954
Patents, net of accumulated amortization of $733,075 as of September 30, 2003
(unaudited) and $658,016 as of June 30, 2003                                        1,014,722       1,044,097
                                                                                 ------------    ------------
Total assets                                                                     $  1,374,572    $  1,230,689
                                                                                 ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses                                            $    203,007    $    111,473
                                                                                 ------------    ------------
Total current liabilities                                                             203,007         111,473
                                                                                 ------------    ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock-50,000,000 shares authorized, 33,790,000 issued and outstanding;
$.001 par value as of September 30, 2003 (unaudited) and 33,680,000 issued and outstanding;
$.001 par value as of June 30, 2003                                                    33,790          33,680
Additional paid-in capital                                                         20,869,825      20,003,935
Committed common stock under grant agreement                                                          948,603
Subscription receivable                                                            (7,090,000)     (7,465,000)
Shares receivable under stock repurchase agreement                                          -         (90,000)
Deferred costs under grant agreement                                                 (619,500)       (852,000)
Deficit accumulated during the development stage                                  (12,022,550)    (11,460,002)
                                                                                 ------------    ------------
Total stockholders' equity                                                          1,171,565       1,119,216
                                                                                 ------------    ------------
Total liabilities and stockholders' equity                                       $  1,374,572    $  1,230,689
                                                                                 ============    ============

The accompanying notes are an integral part of these financial statements.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2003 and 2002 (unaudited) and for the Period From September 23, 1996 (Inception) to September 30, 2003 (unaudited)

                                                                    For the                     September 23,
                                                              Three Months Ended                   1996
                                                                  September 30,                 (Inception)
                                                                                                  Through
                                                            2003                2002         September 30, 2003
                                                        (unaudited)         (unaudited)          (unaudited)
Expenses:
      Operating                                        $    206,792        $    251,824         $  4,662,244
      Research and development                              123,612             136,611            3,474,224
      Stock grant                                           232,500             232,500            4,030,500
      Write off of patent                                      --                  --                 23,332
                                                       ------------        ------------         ------------
Total expenses                                              562,904             620,935           12,190,300
                                                       ------------        ------------         ------------
Loss from operations                                       (562,904)           (620,935)         (12,190,300)
Other income
           Interest income                                      356                 386              167,750
                                                       ------------        ------------         ------------
Net loss                                               $   (562,548)       $   (620,549)        $(12,022,550)
                                                       ============        ============         ============

Basic and diluted net loss per share                   $      (0.02)       $      (0.02)
                                                       ============        ============

Weighted average number of common shares outstanding     33,719,574          33,503,333
                                                       ============        ============

The accompanying notes are an integral part of these financial statements.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
For the Three Months Ended September 30, 2003 and 2002 (unaudited) and for the Period From September 23, 1996 (Inception) to September 30, 2003 (unaudited)

                                                                                 For the                September 23,
                                                                           Three Months Ended               1996
                                                                               September 30,             (Inception)
                                                                                                           Through
                                                                       2003                2002       September 30, 2003
                                                                    (unaudited)        (unaudited)        (unaudited)
Cash Flow from operating activities:
           Net loss                                               $   (562,548)      $   (620,549)      $(12,022,550)
Adjustments to reconcile net loss to net cash used in operating activities
           Stock grant expense                                         232,500            232,500          4,030,500
           Depreciation and amortization                                55,693             50,231            883,120
           Issuance of common stock for assets and services              4,674             51,367            788,897
           Committed common stock for services                                             15,178            551,995
           Stock options issued for services                              --                 --               23,332
           Write off of patents                                           --                 --
(Increase) decrease in
                 Due from related party                                   --                 --              (21,000)
                 Prepaid expenses                                       22,450             13,175            (12,226)
Increase in
           Accounts payable and accrued expenses                        91,536             13,919            203,019
                                                                  ------------       ------------       ------------
           Net cash flows used in operating activities                (155,695)          (244,179)        (5,574,923)
                                                                  ------------       ------------       ------------
Cash flows from investing activities:
           Acquisition of patents                                      (19,685)           (18,135)        (1,791,544)
           Purchase of property and equipment                          (89,438)            (3,627)          (284,389)
                                                                  ------------       ------------       ------------
           Net cash flows used in investing activities                (109,123)           (21,762)        (2,075,933)
                                                                  ------------       ------------       ------------
Cash flow from financing activities:
           Proceeds from note payable                                     --                 --              500,000
           Proceeds from stock subscription receivable                 375,000            400,000          2,910,000
           Repayment of notes payable                                     --                 --             (500,000)
           Repurchase of common stock                                     --               (5,000)           (90,000)
           Proceeds from issuance of common stock                         --                 --            5,000,000
                                                                  ------------       ------------       ------------
           Net cash flows provided by financing activities             375,000            395,000          7,820,000
                                                                  ------------       ------------       ------------
           Net increase in cash and equivalents                        110,182            129,059            169,144
           Cash and equivalents, at beginning of period                 58,962            270,730               --
                                                                  ------------       ------------       ------------
           Cash and equivalents, at end of period                 $    169,144       $    399,789       $    169,144
                                                                  ============       ============       ============

Supplemental Schedule of Non-Cash Investing and Financing Activities
--------------------------------------------------------------------

During the three months ended September 30, 2003 and 2002 the Company:
o Issued 200,000 and 200,000 (unaudited) shares, respectively, of common stock to the University of California Riverside Foundation which had been included in committed common stock under grant agreement as of June 30, 2003 and 2002, respectively.
o Retired 180,000 shares (unaudited) of common stock valued at $90,000 (unaudited) from shares received under a stock redemption agreement.

During the period from September 23, 1996 (inception) through September 30, 2003 the Company:
o Issued 1,000,000 shares (unaudited) of common stock valued at $4,650,000 (unaudited) to the University of California Riverside Foundation in connection with a stock grant agreement. Of the $4,650,000 (unaudited), the $4,030,500 (unaudited) has been expensed on the statement of operations and $619,500 (unaudited) is included in deferred costs under grant agreement as of September 30, 2003.

o Issued 21,080,000 (unaudited) shares of common stock for services and assets valued at $765,620 (unaudited)

o Committed approximately 60,000 (unaudited) shares of common stock valued at $18,604 (unaudited) for services

o Issued 2,800,000 (unaudited) stock options valued at $551,995 (unaudited) for services

o Retired 180,000 shares (unaudited) of common stock valued at $90,000 (unaudited) from shares received under a stock redemption agreement.

o Issued 61,534 shares of common stock valued at $18,603 (unaudited) that was committed as of June 30, 2003.


The accompanying notes are an integral part of these financial statements.

Advanced Engine Technologies, Inc.
Notes to Financial Statements
September 30, 2003

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

         Advanced Engine Technologies, Inc. (the "Company") was incorporated in Colorado and commenced operations on September 23, 1996. The Company was formed to develop and commercialize the OX2 internal combustion engine, a uniquely designed engine. On October 18, 1996 the Company entered into an exclusive sublicense agreement with OX2 Engine (Distribution) Limited, a company incorporated under the laws of the Republic of Vanuatu ("OX2 LTD"), pursuant to which the Company acquired the right to manufacture, distribute and market the OX2 engine in the North American Free Trade Agreement countries (presently the United States, Canada and Mexico). Pursuant to the terms of the sublicense agreement, the Company issued 20,000,000 shares of its common stock to OX2 LTD and agreed to pay a 15% royalty on the gross proceeds generated from actual sales of the OX2 engine. In addition, the sublicense agreement provided that the Company would issue an additional 19,000,000 shares of common stock to OX2 LTD upon completion of certain emissions testing. In December 1998, the parties agreed to rescind the obligation of the Company to issue these additional 19,000,000 shares of common stock to OX2 LTD.

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

         On October 15, 2001, the Company entered into an agreement with OX2 LTD and the inventor of the OX2 engine to provide research and development products and services related to the OX2 engine (the "R and D Agreement"). OX2 LTD is wholly-owned by the inventor of the OX2 engine. Research and development activities include continued maintenance of the first and second performing test engines as well as design and development of three additional OX2 test engines. The agreement also calls for the design and manufacturing of new and advanced components for the test engines. In addition, the Company has contracted with the inventor of the OX2 engine to provide consulting services for the sum of eighty thousand dollars ($80,000) per annum. For the three months ended September 30, 2003 and from September 23, 1996 (Inception) through September 30, 2003, the Company paid $20,000, and $160,000, respectively, in connection with consulting services under this agreement.

           As of September 30, 2003, the Company's operations consisted of engineering, testing, marketing and development of the OX2 combustion engine for commercial applications and raising any necessary capital investments. Management does not expect to generate significant sales revenue during the year ending June 30, 2004. Accordingly, planned principal operations have not commenced.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Unaudited Financial Information
---------------------------------------

         The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company's financial position, the results of operations, and cash flows for the periods presented. The results of operations for the three months ended September 30, 2003 are not necessarily indicative of results for the entire fiscal year ending June 30, 2004.

         The information with respect to the three months ended September 30, 2003 and 2002 is unaudited.

Advanced Engine Technologies, Inc.
Notes to Financial Statements
September 30, 2003

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

         For the three months ended September 30, 2003 and 2002, the Company had patent additions of $19,685 (unaudited) and $18,135 (unaudited), respectively. Amortization expense of the patents aggregated to $49,050 (unaudited) and $44,304 (unaudited) for the three months ended September 30, 2003 and 2002, respectively.

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

Concentration of Credit Risk
----------------------------

         At September 30, 2003, a subscription receivable in the amount of $7,090,000 (unaudited) is due from one party.

Advanced Engine Technologies, Inc.
Notes to Financial Statements
September 30, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

 Loss per Share
 --------------

         Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilative. The following potential common shares have been excluded from the computation of diluted earnings per share as of September 30, 2003 and 2002 due to being anti-dilutive:

                                       2003              2002
                                   -------------     -------------
                                   (unaudited)        (unaudited)
             Stock Options           7,675,000         7,675,000
                                     ========          ========

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

NOTE 3--PROPERTY AND EQUIPMENT (unaudited)

Property and equipment at September 30, 2003(unaudited) and June 30, 2003 consisted of the following:



                                     September 30,    June 30,
                                         2003           2003
                                     (unaudited)
Automobile                            $ 10,000       $ 10,000
Furniture                                7,523          7,523
Software                                24,906         24,906
Computer equipment                      49,576         49,576
Manufacturing equipment and tooling    192,380        102,943
                                      --------       --------

                                       284,385        194,948
Less: accumulated depreciation        (129,628)      (122,994)
                                      --------       --------

Total                                 $154,757       $ 71,954
                                      ========       ========

Depreciation expense was $6,643 (unaudited)and $5,927 (unaudited) for the three months ended September 30, 2003 and 2002, respectively.


NOTE 4 - SHAREHOLDERS' EQUITY

Stock Grant Agreement
---------------------

         In June 1999, the Company agreed to issue 1,000,000 shares of restricted common stock to the University of California Riverside Foundation in five annual installments of 200,000 shares each. The donated stock is to provide an endowment for research funds for the College of Engineering Center for Collaborative Research on the development of advanced engine technologies. For financial statement presentation purposes, the stock under the grant agreement is treated as committed stock until its issuance. The first, second, third, fourth and fifth installments were issued in July 1999, July 2000, September 2001, September 2002 and August 2003, respectively.

         Expense in the grant is being recognized ratably over a five-year period based upon an estimated fair value at the date of the grant of $4.65 per share. This estimate of its fair value is based upon the tracking price of the stock on the grant date of $7.75 per share, less a 40% discount because the stock was restricted, the Company's stock had a very low trading volume at the time of the grant agreement, and the Company was still in the development stage. During the period from September 23, 1996 (inception) to September 30, 2003, the Company recognized total expense on the stock grant of $4,030,500 (unaudited), including $232,500 (unaudited) for the three months ended September 30, 2003 and 2002, respectively.

         In connection with the R & D Agreement described in Note 1, the Company had the option to repurchase from Steven Charles Manthey, the Inventor, or his affiliates, 240,000 shares of common stock of the Company at $2.00 per share. The Company has allocated its $2.00 per share repurchase price as follows: $.50 per share for redemption of common shares and $1.50 per share as research and development expense. The $.50 common share redemption price is based on the fair market value of the common shares as of the date of the R & D Agreement. As of September 30, 2003, the Company had repurchased 180,000 (unaudited) shares of common stock under the R & D Agreement. The Company did not redeem any shares for the three months ended September 30, 2003. On August 12, 2003 stock certificates representing the 180,000 (unaudited) repurchased shares were retired.

         In September 2003, the company issued 90,000 shares to its directors for services rendered and to be rendered. Of these 90,000 shares, 61,534 shares or $18,603 were issued from committed common stock. The Company recorded compensation expense of $4,674 (unaudited) for the three months ended September 30, 2003 and prepaid compensation of $2,723 (unaudited) as of September 30, 2003.


NOTE 5 - RELATED PARTY TRANSACTIONS

         The Company incurred research and development costs and rent expense to companies owned by its current President and director in the amount of $83,204 (unaudited) for the three months ended September 30, 2003.

         At September 30, 2003, the Company had an outstanding receivable from its Secretary of $21,000 (unaudited) for reimbursement of remodeling costs on office space that the Company and its Secretary share.

         The Company shares office space with a legal corporation that is legal counsel to the Company of which its Secretary is a principal. The Company incurred legal fees, rent and other reimbursement costs of $18,076 (unaudited) for the three months ended September 30, 2003.

         For the three months ended September 30, 2003 the Company paid a director $20,000 (unaudited), respectively, in connection with consulting services (see Note 1).

         See Note 1, for related party transactions in connection with a sublicense agreement and a patent and license agreement.

         See Note 4, for related party transactions in connection with the issuances of common stock to directors for services rendered.

Item 2.     Management's Discussion and Analysis or Plan of Operation.

Cautionary Statement
--------------------

         You should read the following discussion and analysis in conjunction with the Financial Statements and related notes thereto contained elsewhere in this Form 10-QSB ("Report"). The information in this Report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the SEC, including our Annual Report on Securities and Exchange Commission ("SEC") Form 10-KSB for the year ended June 30, 2003.

         The section entitled "Risk Factors" set forth in this Report and similar discussions in our Annual Report on Form 10-KSB for the year ended June 30, 2003 and in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this Report and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment.

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

Overview
--------

         Advanced Engine Technologies, Inc. ("we ", "us "or the "Company") was formed to develop and commercialize the OX2 internal combustion engine, a uniquely designed engine. Our focus is on the development and commercial introduction of the OX2 engine and the subsequent licensing of the OX2 engine technology to approved manufacturers.

         We have been granted U.S. and Australian patents for an Axial Piston Rotary Engine. In addition, we have patent registrations in countries throughout the world which have either been granted or are pending.

Plan of Operation
-----------------

         We plan to continue the research and development of our OX2 engine prototype during the 2004 fiscal year. On October 15, 2001 we entered into an agreement with OX2 Engine Development PTY, LTD, an Australian Company ("OX2 LTD"), and Steven Charles Manthey, the inventor of the OX2 engine, to provide research and development products and services related to the OX2 engine. OX2 LTD is wholly-owned by Mr. Manthey. The agreement was amended in January 2002 and April 2002. Research and development activities under the agreement include continued maintenance of the first and second OX2 Engine Prototypes as well as design and development of three additional OX2 Engine Prototypes. In consideration for the services provided by Mr. Manthey and OX2 under the agreement, we will repurchase from Mr. Manthey, or his affiliates, 240,000 shares of Common Stock, at $2 per share. We have allocated the $2 per share repurchase price as follows: $.50 per share for the redemption of shares of Common Stock and $1.50 per share as research and development expense. The $.50 common share redemption price is based on the fair market value of the Common Stock as of the agreement date. In addition, Mr. Manthey provides consulting services under the agreement for the sum of $80,000 per annum. As of September 30, 2003, we have repurchased 180,000 shares of common stock for $360,000 under this agreement. No stock under this agreement was repurchased for the three months ended September 30, 2003. For the three months ended September 30, 2003 we paid $20,000 in connection with consulting service under this agreement.

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

         We have spent $123,612 and $136,611, respectively, for the three months ended September 30, 2003 and 2002 on research and development for the OX2 engine. For the period from September 23, 1996 (Inception) through September 30, 2003 we have spent $3,474,224 on research and development activities.

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

         We expect that our cash flow requirements to fund general operations in the fiscal year ending June 30, 2004 will total approximately $1,500,000, including outside consulting fees and expenditures for equipment. We expect to fund these costs with our cash or cash equivalent reserves, which were $169,144 as of September 30, 2003. The Company also has available a $7,090,000 stock subscription receivable from the R.E. & M. Petersen Trust DTD 1/17/83 (the "Petersen Trust") which may be drawn upon at the discretion of the Board of Directors. The Petersen Trust has executed a promissory note and security agreement for the sole purpose of paying down the stock subscription receivable balance. The Board of Directors, at its discretion, may draw down upon the secured promissory note at any time to further the research, development and/or commercial application of the Company's engine(s). Our cost estimates do not include provisions for any contingencies or unexpected expenses that may arise or any unanticipated increases in costs.

         Our net loss since inception (September 23, 1996) is $12,022,550. Our net loss for the three months ended September 30, 2003 is $562,548.

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

         We assess the fair value and recoverability of our long-lived assets, including patents, whenever events and circumstances indicate the carrying value of an asset may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. In doing so, we make assumptions and estimates regarding future cash flows and other factors to make our determination. The fair value of our long-lived assets and patents is dependent upon the forecasted performance of our business, changes in the automotive industries, and the overall economic environment. When we determine that the carrying value of our long-lived assets may not be recoverable, we measure any impairment based upon the excess of the carrying value that exceeds the estimated fair value of the assets. As a result of these reviews, we have not yet recognized any impairment losses as of September 30, 2003.

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

o There can be no assurance that we will be able to develop successfully the OX2 engine. No OX2 engines have been developed or manufactured for commercial production use, and no assurance can be given that the OX2 engine will be successfully developed or manufactured in a commercial application. Testing and development on the engine are still in progress. Until further testing and research and development have been completed, we will not have a finished product for introduction into the market. We do not have an estimated completion date for such testing and research and development. Furthermore, we cannot provide any assurance that we will be successful in the ultimate development of the OX2 engine for commercial applications.

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

o Our cash or cash equivalents reserves may not be adequate to cover our costs of operations. To date, we have covered our operating losses by privately placing securities. We expect to fund our general operations and marketing activities for 2004 with our current cash and cash equivalents reserves, which were obtained from the sale of securities and were $169,144 as of September 30, 2003. We also have a $7,090,000 stock subscription receivable from the R.E.&M. Petersen Living Trust DTD 1/17/83 (the "Petersen Trust"), which may be drawn upon at the discretion of our Board of Directors. The Petersen Trust has executed a promissory note and security agreement for the sole purpose of paying down the stock subscription receivable balance. However, our cost estimates do not include provisions for any contingencies, unexpected expenses or increases in costs that may arise. If our cash and cash equivalent reserves are exhausted, we plan to request payments on the subscription receivable as funds are required for operations.

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

o We have a history of losses. We have a history of operating losses and an accumulated deficit, as of September 30, 2003, of $12,022,550. Our ability to generate revenues and profits is subject to the risks and uncertainties encountered by development stage companies.

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

o Our principal shareholders can exercise significant control over us and could limit the ability of our other shareholders to influence the outcome of transactions requiring a shareholder vote. As of September 30, 2003 approximately 90% of our outstanding Common Stock was owned by our executive officers, directors and principal shareholders. These shareholders will have the ability to exercise influence over all matters requiring approval by our shareholders, including the election of directors and approval of significant corporate transactions.

o Our Common Stock is currently quoted on the OTC Bulletin Board, which will likely be replaced by the Bulletin Board Exchange in late 2003. Our Common Stock is currently quoted on the OTC Bulletin Board under the symbol: AENG. The NASDAQ Stock Market, Inc. ("NASDAQ") has announced the proposed launch of the Bulletin Board Exchange (the "BBX"), pending approval from the Securities and Exchange Commission, in the fourth quarter of 2003. The BBX is designed to replace the OTC Bulletin Board.

The NASD will terminate the OTC Bulletin Board six months after the launch of the BBX. We are evaluating the criteria to be listed on the BBX.

The BBX will be a listed marketplace, with qualitative listing standards but no minimum share price, income or asset requirements, therefore allowing entrance to a wide array of listings. In the event that we elect not to apply for listing on the BBX or in the event that we are not able to meet the listing requirements of the BBX, our Common Stock will continue to be quoted on the OTC Bulletin Board for only six months after the launch of the BBX and thereafter, our Common Stock will only be quoted in the "Pink Sheets." As a result, our shareholders' ability to sell their shares may be adversely affected.


Item 3.     Controls and Procedures.

         Management, including the Company's principal executive officer and principal financial officer, has evaluated, as of the end of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures with respect to the information generated for use in this report. Based upon, and as of the date of that evaluation, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

         There have been no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

Item 1.    Legal Proceedings.

None.

Item 2.    Changes in Securities and Use of Proceeds.

None.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Submission of Matters to a Vote of Security Holders.

None.

Item 5.      Other Information.

None.

Item 6.     Exhibits and Reports on 8-K.

Exhibits
--------
Number  Description

  3.1 Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form 10-SB12G, filed on December 17, 1998).
  3.2 Form of Amended and Restated By-Laws of the Registrant (this is a compilation of the Registrant's By-Laws reflecting amendments made on December 7, 1999 and November 16, 2000) (incorporated by reference to
        Exhibit 3.2 to the Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 2001).
 10.1 Cancellation of the issuance of 19,000,000 shares of the Registrant's Common Stock (incorporated by reference to Exhibit 10.2 to the Registrant's Report on Form 10-KSB for the fiscal year ended June 30,
        1999).
 10.2 Deed of Agreement Concerning the Patents, Licensing and Research and Development in Relation to the OX2 Engine, by and among the Registrant, Advanced Engine Technology Pty. Ltd. AN 063 092 759, OX2 Intellectual Property Inc., and OX2 Engine (Distribution) Limited, dated as of May 12, 1999 (incorporated by reference to Exhibit 10.2 to the Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 1999).
 10.3 Joint Venture Agreement by and between the Registrant and Carroll Shelby, dated as of July 15, 1998 (incorporated by reference to Exhibit
        10.1 to the Registrant's Registration Statement on Form 10-SB12G, filed on December 17, 1998).
 10.4 Agreement by and between the Registrant and Steven Charles Manthey, dated as of May 23, 2000 (incorporated by reference to Exhibit 10.4 to the Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 2000).
 10.5 Release Agreement by and among the Registrant, Advanced Engine Technology Pty. Ltd. and Steven Charles Manthey, dated as of May 23, 2000 (incorporated by reference to Exhibit 10.5 to the Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 2000).
 10.6 Agreement for Performance of Technology Development Services by Independent Contractors by and among the Registrant, Steven Charles Manthey and OX2 Engine Development PTY Limited, dated as of October 15, 2001 (incorporated by reference to Exhibit 10.6 to the Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 2002).
10.7 First Amendment to Agreement for Performance of Technology Development Services by Independent Contractors by and among the Registrant, Steven Charles Manthey and OX2 Engine Development PTY Limited, dated as of January 24, 2002 (incorporated by reference to Exhibit 10.7 to the Registrant's Report on Form 10-KSB for the fiscal year ended June 30,
        2002).
10.8 Second Amendment to Agreement for Performance of Technology Development Services by Independent Contractors by and among the Registrant, Steven Charles Manthey and OX2 Engine Development PTY Limited, dated as of April 2002 (incorporated by reference to Exhibit 10.8 to the Registrant's Report on Form 10-KSB for the fiscal year ended June 30,
        2002).
10.9 Share Subscription Agreement by and between the Registrant and the R.E. & M. Petersen Living Trust DTD 1/17/83 (incorporated by reference to
        Exhibit 10.6 to the Registrant's Report on Form 10-QSB filed on November 14, 2000).
10.10 Promissory Note of The Robert E. and Margaret M. Petersen Trust in favor of the Registrant, dated September 1, 2001 (incorporated by reference to Exhibit 10.10 to the Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 2002).

10.11 Security Agreement of The Robert E. and Margaret M. Petersen Trust in favor of the Registrant (incorporated by reference to Exhibit 10.11 to the Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 2002).
10.12   Registrant's 2000 Stock Incentive Plan (incorporated by reference to
        Exhibit 4.1 to the Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 2000).
10.13   Form of Stock Option Agreement (incorporated by reference to Exhibit
        10.13 to the Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 2002).
10.14 First Amendment to the Registrant's 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 2001).
10.15 Second Amendment to the Registrant's 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to the Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 2001).
10.16 Memorandum of Understanding, Charitable Gift Agreement, by and among the Registrant, the UC Riverside Foundation and the Regents of the University of California, dated as of June 7, 1999 (incorporated by reference to Exhibit 10.10 to the Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 2001).
31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002--President.
31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002--Treasurer
32.1    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002--President.
32.2    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002--Treasurer.


Reports of Form 8-K
-------------------

None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ADVANCED ENGINE TECHNOLOGIES, INC.
                                                   (Registrant)
Date: November 14, 2003         By:             /s/ Carroll Shelby
                                       Carroll Shelby, President and Director

Date: November 14, 2003         By:          /s/ Alexandria Phillips
                                    Alexandria Phillips, Treasurer and Director