Form 10QSB
period 2003-12-31
ADVANCED ENGINE TECHNOLOGIES INC
filed 2004-02-17
CIK 1043225

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB
                                   (Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
             1934 For the quarterly period ended December 31, 2003

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

Yes __ No __

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 33,815,000 shares of common stock, $0.001 par value per share, as of February 11, 2004.

            Transition Small Business Disclosure Format (check one):

Yes __ No _X_

                                     Part I
                              FINANCIAL INFORMATION


Item 1. Financial Statements.

                       ADVANCED ENGINE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS

                                                      Page
FINANCIAL STATEMENTS


Balance Sheets                                          4
Statements of Operations                                5
Statements of Cash Flows                              6-7
Notes to Financial Statements                         8-12

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
December 31, 2003 (unaudited) and June 30, 2003

                                                                                 December 31,      June 30,
ASSETS                                                                               2003            2003
                                                                                 ------------    ------------
CURRENT ASSETS:                                                                  (unaudited)
           Cash and equivalents                                                  $     93,879    $     58,962
           Other current assets                                                        93,518          34,676
                                                                                 ------------    ------------
                        Total current assets                                          187,397          93,638
                                                                                 ------------    ------------
           Due from related party                                                      21,000          21,000
           Property and equipment, net                                                160,750          71,954
           Patents, net of accumulated amortization of $783,293 as of
                December 31, 2003 (unaudited) and $658,016 as of June 30, 2003        991,156       1,044,097
                                                                                 ------------    ------------
                        Total assets                                             $  1,360,303    $  1,230,689
                                                                                 ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

           Accounts payable and accrued expenses                                 $     87,425    $    111,473
                                                                                 ------------    ------------
                        Total current liabilities                                      87,425         111,473
                                                                                 ------------    ------------

STOCKHOLDERS' EQUITY
           Common stock-50,000,000 shares authorized,
           33,790,000 issued and outstanding; $.001 par value
             as of December 31, 2003 (unaudited),  33,680,000 issued
              and outstanding ; $.001 par value as of June 30, 2003                    33,790          33,680
           Additional paid-in capital                                              20,869,825      20,003,935
           Committed common stock under grant agreement                                  --           948,603
           Subscription receivable                                                 (6,653,000)     (7,465,000)
           Shares receivable under stock repurchase agreement                            --           (90,000)
           Deferred costs under grant agreement                                      (387,000)       (852,000)
           Deficit accumulated during the development stage                       (12,590,737)    (11,460,002)
                                                                                 ------------    ------------
                        Total stockholders' equity                                  1,272,878       1,119,216
                                                                                 ------------    ------------
Total liabilities and stockholders' equity                                       $  1,360,303    $  1,230,689
                                                                                 ============    ============

The accompanying notes are an integral part of these financial statements.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
For the Three and Six Months Ended December 31, 2003 and 2002 (unaudited) and for the Period From September 23, 1996 (Inception) to December 31, 2003 (unaudited)

                                                 For the                        For the
                                            Three Months Ended              Six Months Ended           September 23,
                                               December 31,                    December 31,                1996
                                            ------------------              ----------------            (Inception)
                                                                                                          Through
                                            2003           2002            2003            2002       December 31, 2003
                                        -----------    -----------     -----------     -----------       ----------
                                        (unaudited)    (unaudited)     (unaudited)     (unaudited)       (unaudited)
Expenses:
       Operating                       $    202,421    $    250,501    $    409,213    $    502,326    $  4,864,665
       Research and development             133,681         124,856         257,293         261,469       3,607,905
       Stock grant                          232,500         232,500         465,000         465,000       4,263,000
       Write-off of patent                     --              --              --              --            23,332
                                       ------------    ------------    ------------    ------------    ------------
Total expenses                              568,602         607,857       1,131,506       1,228,795      12,758,902
                                       ------------    ------------    ------------    ------------    ------------

Loss from operations                       (568,602)       (607,857)     (1,131,506)     (1,228,795)    (12,758,902)

Interest income                                 415             578             770             964         168,165
                                       ------------    ------------    ------------    ------------    ------------

Net loss                               $   (568,187)   $   (607,279)   $ (1,130,736)   $ (1,227,831)   $(12,590,737)
                                       ============    ============    ============    ============    ============

Basic and diluted net loss per share   $      (0.02)   $      (0.02)   $      (0.03)   $      (0.04)
                                       ============    ============    ============    ============

Weighted average number of common
  shares outstanding                     33,790,000      33,680,000      33,712,065      33,593,056
                                       ============    ============    ============    ============

The accompanying notes are an integral part of these financial statements.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
For the Six Months Ended December 31, 2003 and 2002 (unaudited) and for the Period From September 23, 1996 (Inception) to December 31, 2003 (unaudited)

                                                                            For the               September 23,
                                                                       Six Months Ended               1996
                                                                         December 31,              (Inception)
                                                                       ----------------              Through
                                                                      2003           2002       December 31, 2003
                                                                   -----------    -----------   -----------------
                                                                   (unaudited)    (unaudited)     (unaudited)
Cash Flow from operating activities:
              Net loss                                           $ (1,130,736)   $ (1,227,831)   $(12,590,737)
Adjustments to
  reconcile net loss to
   net cash used in operating activities
              Stock grant expense                                     465,000         465,000       4,263,000
              Depreciation and amortization                           117,058         101,314         944,484
              Issuance of common stock for
                assets and services                                     7,397          51,367         791,620
              Committed common stock for services                        --            18,604            --
              Stock options issued for services                          --              --           551,995
              Write off of patents                                       --              --            23,332
(Increase) decrease in
        Due from related party                                           --              --           (21,000)
        Prepaid expenses                                              (58,842)        (57,916)        (93,518)

Increase in
              Accounts payable and accrued expenses                   (24,048)         49,639          87,425
                                                                 ------------    ------------    ------------
               Net cash flows used in
                   operating activities                              (624,171)       (599,823)     (6,043,399)
                                                                 ------------    ------------    ------------
Cash flows from investing activities:
              Acquisition of patents                                  (46,335)        (37,839)     (1,818,194)
              Purchase of property and equipment                     (106,577)         (3,627)       (301,528)
                                                                 ------------    ------------    ------------
               Net cash flows used in
                   investing activities                              (152,912)        (41,466)     (2,119,722)
                                                                 ------------    ------------    ------------
Cash flow from financing activities:
              Proceeds from note payable                                 --              --           500,000
              Proceeds from stock subscription receivable             812,000         400,000       3,347,000
              Repayment of notes payable                                 --              --          (500,000)
              Repurchase of common stock                                 --            (5,000)        (90,000)
              Proceeds from issuance of common stock                     --              --         5,000,000
                                                                 ------------    ------------    ------------
               Net cash flows provided by
                 financing activities                                 812,000         395,000       8,257,000
                                                                 ------------    ------------    ------------

               Net increase (decrease) in cash and equivalents         34,917        (246,289)         93,879

               Cash and equivalents, at beginning of period            58,962         270,730            --
                                                                 ------------    ------------    ------------

               Cash and equivalents, at end of period            $     93,879    $     24,441    $     93,879
                                                                 ============    ============    ============

Supplemental Schedule of Non-Cash Investing and Financing Activities
--------------------------------------------------------------------

During the six months ended December 31, 2003 and 2002, the Company:
o Issued 200,000 and 200,000 (unaudited) shares, respectively, of common stock to the University of California Riverside Foundation which had been included in committed common stock under grant agreement as of June 30, 2003 and 2002, respectively.
o Retired 180,000 shares (unaudited) of common stock valued at $90,000 (unaudited) from shares received under a stock redemption agreement.

During the period from September 23, 1996 (inception) through December 31, 2003 the Company:
o Issued 1,000,000 shares (unaudited) of common stock valued at $4,650,000 (unaudited) to the University of California Riverside Foundation in connection with a stock grant agreement. Of the $4,650,000 (unaudited), $4,263,000 (unaudited) has been expensed on the statement of operations and $387,000 (unaudited) is included in deferred costs under grant agreement as of December 31, 2003.

o Issued 21,080,000 (unaudited) shares of common stock for services and assets valued at $765,620 (unaudited).

o Committed 61,534 (unaudited) shares of common stock valued at $18,604 (unaudited) for services.

o Issued 2,800,000 (unaudited) stock options valued at $551,995 (unaudited) for services.

o Retired 180,000 shares (unaudited) of common stock valued at $90,000 (unaudited) from shares received under a stock redemption agreement.

o Issued 61,534 shares of common stock valued at $18,604 (unaudited) that was committed as of June 30, 2003.

The accompanying notes are an integral part of these financial statements.

Advanced Engine Technologies, Inc.
Notes to Financial Statements
December 31, 2003

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

On October 15, 2001, the Company entered into an agreement with OX2 LTD and the inventor of the OX2 engine to provide research and development products and services related to the OX2 engine (the "R and D Agreement"). OX2 LTD is wholly-owned by the inventor of the OX2 engine. Research and development activities include continued maintenance of the first and second performing test engines as well as design and development of three additional OX2 test engines. The agreement also calls for the design and manufacturing of new and advanced components for the test engines. In addition, the Company has contracted with the inventor of the OX2 engine to provide consulting services for the sum of eighty thousand dollars ($80,000) per annum. For the three and six months ended December 31, 2003 and 2002 and from September 23, 1996 (Inception) through December 31, 2003, the Company paid $13,331; $33,331; $20,000; $40,000 and
$173,331, respectively, in connection with consulting services under this agreement.

As of December 31, 2003, the Company's operations consisted of engineering, testing, marketing and development of the OX2 combustion engine for commercial applications and raising any necessary capital investments. Management does not expect to generate significant sales revenue during the year ending June 30, 2004. Accordingly, planned principal operations have not commenced.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Unaudited Financial Information
---------------------------------------

The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company's financial position, the results of operations, and cash flows for the periods presented. The results of operations for the three months and six months ended December 31, 2003 are not necessarily indicative of results for the entire fiscal year ending June 30, 2004.

The information with respect to the three and six months ended December 31, 2003 and 2002 is unaudited.

Advanced Engine Technologies, Inc.
Notes to Financial Statements
December 31, 2003

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

For the three and six months ended December 31, 2003 and 2002 and from the period from September 23, 1996 (inception) through December 31, 2003, the Company had the following patent activity, net of patent write-offs:

                                                                                          Period from
                                                                                       September 23, 1996
                  For the three months ended         For the six months ended         (Inception) through
                         December 31,:                      December 31,                December 31, 2003
                  --------------------------         ------------------------         -------------------
                     2003            2002              2003            2002
Additions          $26,652         $19,708           $46,335         $37,842              $1,774,449
                    ======          ======            ======         =======               =========
Amortization       $50,218         $43,850           $99,277         $89,553                $783,293
                    ======          ======            ======         =======               =========

Impairment of Long-lived Assets
-------------------------------

The Company reviews long-lived assets for impairment whenever events or changes

Advanced Engine Technologies, Inc.
Notes to Financial Statements
December 31, 2003

in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company would recognize an impairment loss based on the estimated fair value of the asset.

Concentration of Credit Risk
----------------------------
At December 31, 2003, a subscription receivable in the amount of $6,653,000 (unaudited) is due from one party.

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

Loss per Share
--------------

Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The following potential common shares have been excluded from the computation of diluted earnings per share for the three and six months ended December 31, 2003 and 2002 due to being anti-dilutive:
                                   2003               2002
                                 ----------        -----------
                                (unaudited)        (unaudited)
Stock Options                    7,675,000          7,675,000
                                 =========          =========

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

Advanced Engine Technologies, Inc.
Notes to Financial Statements
December 31, 2003

NOTE 3--PROPERTY AND EQUIPMENT (unaudited)

Property and equipment at December 31, 2003 (unaudited) and June 30, 2003 consisted of the following:

                                     December 31,   June 30,
                                        2003          2003
                                     (unaudited)
                                     -----------   --------

Automobile                            $  10,000    $  10,000
Furniture                                 7,523        7,523
Software                                 25,568       24,906
Computer equipment                       50,488       49,576
Manufacturing equipment and tooling     207,946      102,943
                                      ---------    ---------
                                        301,525      194,948
Less: accumulated depreciation         (140,775)    (122,994)
                                      ---------    ---------

Total                                 $ 160,750    $  71,954
                                      =========    =========

Depreciation expense was $11,147 (unaudited) and $17,781 (unaudited) for the three and six months ended December 31, 2003 compared to $5,833 (unaudited) and $11,761 (unaudited) for the three and six months ended December 31, 2002, respectively.

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

Expense in the grant is being recognized ratably over a five-year period based upon an estimated fair value at the date of the grant of $4.65 per share. This estimate of its fair value is based upon the tracking price of the stock on the grant date of $7.75 per share, less a 40% discount because the stock was restricted, the Company's stock had a very low trading volume at the time of the grant agreement, and the Company was still in the development stage. During the period from September 23, 1996 (inception) to December 31, 2003, the Company recognized total expense on the stock grant of $4,263,000 (unaudited), including $232,500 and $465,000 (unaudited) for the three and six months ended December 31, 2003 and 2002, respectively.

In connection with the R & D Agreement described in Note 1, the Company had the option to repurchase from Steven Charles Manthey, the Inventor, or his affiliates, 240,000 shares of common stock of the Company at $2.00 per share. The Company has allocated its $2.00 per share repurchase price as follows: $.50 per share for redemption of common shares and $1.50 per share as research and development expense. The $.50 common share redemption price is based on the fair market value of the common shares as of the date of the R & D Agreement. As of September 30, 2003, the Company had repurchased 180,000 (unaudited) shares of common stock under the R & D Agreement. The Company did not redeem any shares for the three months and six months ended December 31, 2003. On August 12, 2003

Advanced Engine Technologies, Inc.
Notes to Financial Statements
December 31, 2003

stock certificates representing the 180,000 (unaudited) repurchased shares were retired.

In September 2003, the company issued 90,000 shares to its directors for services rendered and to be rendered. Of these 90,000 shares, 61,534 shares or $18,603 were issued from committed common stock. The Company recorded compensation expense of $4,674 (unaudited) and $7,397 (unaudited), respectively for the six months ended December 31, 2003.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company incurred research and development costs and rent expense to companies owned by its current President and director in the amount of $103,464 (unaudited) and $186,558 (unaudited), respectively for the three months and six months ended December 31, 2003.

At December 31, 2003, the Company had an outstanding receivable from its Secretary of $21,000 (unaudited) for reimbursement of remodeling costs on office space that the Company and its Secretary share.

The Company shares office space with a legal corporation that is legal counsel to the Company of which its Secretary is a principal. The Company incurred legal fees, rent and other reimbursement costs of $20,246 (unaudited) and $38,322 (unaudited) for the three and six months ended December 31, 2003.

For the three and six months ended December 31, 2003 the Company paid a director and $13,331 (unaudited) and $33,330 (unaudited), respectively, in connection with consulting services (see Note 1).

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

Plan of Operation
-----------------

We plan to continue the research and development of our OX2 engine prototype during the 2004 fiscal year. On October 15, 2001 we entered into an agreement with OX2 Engine Development PTY, LTD, an Australian Company ("OX2 LTD"), and Steven Charles Manthey, the inventor of the OX2 engine, to provide research and development products and services related to the OX2 engine. OX2 LTD is wholly-owned by Mr. Manthey. The agreement was amended in January 2002 and April 2002. Research and development activities under the agreement include continued maintenance of the first and second OX2 Engine Prototypes as well as design and development of three additional OX2 Engine Prototypes. In consideration for the services provided by Mr. Manthey and OX2 under the agreement, we will repurchase from Mr. Manthey, or his affiliates, 240,000 shares of Common Stock, at $2 per share. We have allocated the $2 per share repurchase price as follows: $.50 per share for the redemption of shares of Common Stock and $1.50 per share as research and development expense. The $.50 common share redemption price is based on the fair market value of the Common Stock as of the agreement date. In addition, Mr. Manthey provides consulting services under the agreement for the sum of $80,000 per annum. As of December 31, 2003, we have repurchased 180,000 shares of common stock for $360,000 under this agreement. No stock under this agreement was repurchased for the three and six months ended December 31, 2003. For the three and six months ended December 31, 2003 we paid $13,331 and $33,331, respectively, in connection with consulting service under this agreement.

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

We have spent $133,681 and $257,293, respectively, for the three and six months ended December 31, 2003 and $124,856 and $261,469, respectively, for the three and six months ended December 31, 2002 on research and development for the OX2 engine. For the period from September 23, 1996 (Inception) through December 31, 2003 we have spent $3,607,905 on research and development activities.

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

We expect that our cash flow requirements to fund general operations in the fiscal year ending June 30, 2004 will total approximately $1,500,000, including outside consulting fees and expenditures for equipment. We expect to fund these costs with our cash or cash equivalent reserves, which were $93,879 as of December 31, 2003. The Company also has available a $6,653,000 stock subscription receivable from the R.E. & M. Petersen Trust DTD 1/17/83 (the "Petersen Trust") which may be drawn upon at the discretion of the Board of Directors. The Petersen Trust has executed a promissory note and security agreement for the sole purpose of paying down the stock subscription receivable balance. The Board of Directors, at its discretion, may draw down upon the secured promissory note at any time to further the research, development and/or commercial application of the Company's engine(s). Our cost estimates do not include provisions for any contingencies or unexpected expenses that may arise or any unanticipated increases in costs.

Our net loss since inception (September 23, 1996) is $12,590,737. Our net loss for the three and six months ended December 31, 2003 is $568,187 and $1,130,736, respectively.

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

We assess the fair value and recoverability of our long-lived assets, including patents, whenever events and circumstances indicate the carrying value of an asset may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. In doing so, we make assumptions and estimates regarding future cash flows and other factors to make our determination. The fair value of our long-lived assets and patents is dependent upon the forecasted performance of our business, changes in the automotive industries, and the overall economic environment. When we determine that the carrying value of our long-lived assets may not be recoverable, we measure any impairment based upon the excess of the carrying value that exceeds the estimated fair value of the assets. As a result of these reviews, we have not yet recognized any impairment losses as of December 31, 2003.

Risk Factors

o You should carefully consider the following risks and the other information contained in this Report and in our other filings with the Securities and Exchange Commission before you decide to invest in us or to maintain or increase your investment. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties may also adversely impact and impair our business. If any of the following risks actually occur, our business, results of operations or financial condition would likely suffer. In such case, the trading price of our Common Stock could decline, and you may lose all or part of your investment.

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

o Our cash or cash equivalents reserves may not be adequate to cover our costs of operations. To date, we have covered our operating losses by privately placing securities. We expect to fund our general operations and marketing activities for 2004 with our current cash and cash equivalents reserves, which were obtained from the sale of securities and were $93,879 as of December 31, 2003. We also have a $6,653,000 stock subscription receivable from the R.E.&M. Petersen Living Trust DTD 1/17/83 (the "Petersen Trust"), which may be drawn upon at the discretion of our Board of Directors. The Petersen Trust has executed a promissory note and security agreement for the sole purpose of paying down the stock subscription receivable balance. However, our cost estimates do not include provisions for any contingencies, unexpected expenses or increases in costs that may arise. If our cash and cash equivalent reserves are exhausted, we plan to request payments on the subscription receivable as funds are required for operations.

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

o We have a history of losses. We have a history of operating losses and an accumulated deficit, as of December 31, 2003, of $12,590,737. Our ability to generate revenues and profits is subject to the risks and uncertainties encountered by development stage companies.

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

o Our principal shareholders can exercise significant control over us and could limit the ability of our other shareholders to influence the outcome of transactions requiring a shareholder vote. As of December 31, 2003 approximately 90% of our outstanding Common Stock was owned by our executive officers, directors and principal shareholders. These shareholders will have the ability to exercise influence over all matters requiring approval by our shareholders, including the election of directors and approval of significant corporate transactions.

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

None.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Submission of Matters to a Vote of Security Holders.

On November 11, 2003, the annual meeting of shareholders was held. Shareholders present in person or by proxy, representing 19,903,151 shares of common stock, voted on the following matters:

1. The shareholders elected the following four directors of the Company to hold office until the next annual meeting of shareholders or until their successors are elected and qualifies:

                            Number of Shares Cast        Number of Shares for
                                  in Favor             Which Authority Withheld
                            ---------------------      ------------------------

Noel Holmes                      19,897,321                    583,000
Steven Charles Manthey           19,897,321                    583,000
Alexandria Phillips              19,897,321                    583,000
Carroll Shelby                   19,897,321                    583,000

2. The shareholders ratified the appointment of Singer Lewak Greenbaum & Goldstein LLP as the Company's independent auditors for the year ended June 30, 2003, as follows:

Number of Shares                Number of Shares           Number of Shares
 Cast in Favor                    Cast Against                Abstaining
 -------------                    ------------                ----------

  19,888,761                          2,080                     12,310


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

                       ADVANCED ENGINE TECHNOLOGIES, INC.
                                  (Registrant)




Date: February 17, 2004         By:           /s/ Carroll Shelby
                                     Carroll Shelby, President and Director


Date: February 17, 2004         By:          /s/ Alexandria Phillips
                                    Alexandria Phillips, Treasurer and Director