Form 10QSB
period 2004-03-31
ADVANCED ENGINE TECHNOLOGIES INC
filed 2004-05-14
CIK 1043225

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB
                                   (Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
               1934 For the quarterly period ended March 31, 2004

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

Yes __ No __

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 33,815,000 shares of common stock, $0.001 par value per share, as of April 30, 2004.

            Transition Small Business Disclosure Format (check one):
Yes __ No _X_

                                     Part I
                              FINANCIAL INFORMATION

Item 1. Financial Statements.


                       ADVANCED ENGINE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS

                                      Page
FINANCIAL STATEMENTS



Balance Sheets                                          3
Statements of Operations                                4
Statements of Cash Flows                              5-6
Notes to Financial Statements                         7-11

                       ADVANCED ENGINE TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                  March 31, 2004 (unaudited) and June 30, 2003

                                                                           March 31,       June 30,
ASSETS                                                                       2004            2003
                                                                         ------------    ------------
CURRENT ASSETS:                                                           (unaudited)
      Cash and equivalents                                               $     79,319    $     58,962
      Other current assets                                                     84,452          34,676
                                                                         ------------    ------------
                   Total current assets                                       163,771          93,638
                                                                         ------------    ------------
      Property and equipment, net                                             158,283          71,954
      Patents, net of accumulated amortization of $834,628 as of
           March 31, 2004 (unaudited) and $684,016 as of June 30, 2003        957,846       1,044,097
      Due from related party                                                   21,000          21,000
                                                                         ------------    ------------
                   Total assets                                          $  1,300,900    $  1,230,689
                                                                         ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

      Accounts payable and accrued expenses                              $     70,619    $    111,473
                                                                         ------------    ------------
                   Total current liabilities                                   70,619         111,473
                                                                         ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
      Common stock-50,000,000 shares authorized,
      33,790,000 issued and outstanding; $.001 par value
        as of March 31, 2004 (unaudited),  33,680,000 issued
         and outstanding ; $.001 par value as of June 30, 2003                 33,790          33,680
      Additional paid-in capital                                           20,869,825      20,003,935
      Committed common stock under grant agreement                               --           948,603
      Subscription receivable                                              (6,368,000)     (7,465,000)
      Shares receivable under stock repurchase agreement                         --           (90,000)
      Deferred costs under grant agreement                                   (154,500)       (852,000)
      Deficit accumulated during the development stage                    (13,150,834)    (11,460,002)
                                                                         ------------    ------------
                   Total stockholders' equity                               1,230,281       1,119,216
                                                                         ------------    ------------
Total liabilities and stockholders' equity                               $  1,300,900    $  1,230,689
                                                                         ============    ============

The accompanying notes are an integral part of these financial statements.

                       ADVANCED ENGINE TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended March 31, 2004 and 2003 (unaudited) and for the Period From September 23, 1996 (Inception) to March 31, 2004 (unaudited)

                                                 For the                         For the
                                            Three Months Ended              Nine Months Ended         September 23,
                                                March 31,                       March 31,                 1996
                                       ---------------------------     ----------------------------    (Inception)
                                                                                                         Through
                                           2004            2003             2004            2003      March 31, 2004
                                       ------------    ------------     -----------     -----------    ------------
                                        (unaudited)     (unaudited)    (unaudited)      (unaudited)     (unaudited)
Expenses:
       Operating                       $    193,149    $    191,904    $    602,363    $    694,230    $  5,057,814
       Research and development             134,690         116,638         391,983         378,107       3,742,595
       Stock grant                          232,500         232,500         697,500         697,500       4,495,500
       Write-off of patent                     --              --              --              --            23,332
                                       ------------    ------------    ------------    ------------    ------------
Total expenses                              560,339         541,042       1,691,846       1,769,837      13,319,241
                                       ------------    ------------    ------------    ------------    ------------

Loss from operations                       (560,339)       (541,042)     (1,691,846)     (1,769,837)    (13,319,241)

Interest income                                 242             191           1,014           1,155         168,407
                                       ------------    ------------    ------------    ------------    ------------

Net loss                               $   (560,097)   $   (540,851)   $ (1,690,832)   $ (1,768,682)   $(13,150,834)
                                       ============    ============    ============    ============    ============

Basic and diluted net loss per share   $      (0.02)   $      (0.02)   $      (0.05)   $      (0.05)
                                       ============    ============    ============    ============

Weighted average number of common
  shares outstanding                     33,790,000      33,680,000      33,737,855      33,622,037
                                       ============    ============    ============    ============

The accompanying notes are an integral part of these financial statements.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
For the Nine Months Ended March 31, 2004 and 2003 (unaudited) and for the Period From September 23, 1996 (Inception) to March 31, 2004 (unaudited)

                                                                    For the              September 23,
                                                               Nine Months Ended             1996
                                                                    March 31,            (Inception)
                                                              --------------------         Through
                                                              2004            2003      March 31, 2004
                                                         ------------    ------------    ------------
                                                          (unaudited)     (unaudited)     (unaudited)
Cash Flows from operating activities:
      Net loss                                           $ (1,690,832)   $ (1,768,682)   $(13,150,834)
Adjustments to
  reconcile net loss to
   net cash used in operating activities
      Stock grant expense                                     697,500         697,500       4,495,500
      Depreciation and amortization                           178,067         154,738       1,005,494
      Issuance of common stock for
        assets and services                                     7,397          51,367         791,620
      Committed common stock for services                        --            18,604            --
      Stock options issued for services                          --              --           551,995
      Write off of patents                                       --              --            23,332
(Increase) decrease in
   Due from related party                                        --              --           (21,000)
   Prepaid expenses                                           (49,777)        (35,465)        (84,453)

Increase in
      Accounts payable and accrued expenses                   (40,855)         18,107          70,618
                                                         ------------    ------------    ------------
      Net cash flows used in
        operating activities                                 (898,500)       (863,831)     (6,317,728)
                                                         ------------    ------------    ------------
Cash flows from investing activities:
      Acquisition of patents                                  (64,362)        (49,657)     (1,836,221)
      Purchase of property and equipment                     (113,781)        (51,154)       (308,732)
                                                         ------------    ------------    ------------
      Net cash flows used in
        investing activities                                 (178,143)       (100,811)     (2,144,953)
                                                         ------------    ------------    ------------
Cash flows from financing activities:
      Proceeds from note payable                                 --              --           500,000
      Proceeds from stock subscription receivable           1,097,000         750,000       3,632,000
      Repayment of notes payable                                 --              --          (500,000)
      Repurchase of common stock                                 --            (5,000)        (90,000)
      Proceeds from issuance of common stock                     --              --         5,000,000
                                                         ------------    ------------    ------------
       Net cash flows provided by
        financing activities                                1,097,000         745,000       8,542,000
                                                         ------------    ------------    ------------

       Net increase (decrease) in cash and equivalents         20,357        (219,642)         79,319

       Cash and equivalents, at beginning of period            58,962         270,730            --
                                                         ------------    ------------    ------------

       Cash and equivalents, at end of period            $     79,319    $     51,088    $     79,319
                                                         ============    ============    ============

The accompanying notes are an integral part of these financial statements

Supplemental Schedule of Non-Cash Investing and Financing Activities
--------------------------------------------------------------------

During the nine months ended March 31, 2004 and 2003, the Company:

Issued 200,000 (unaudited) and 200,000 (unaudited) shares, respectively, of common stock to the University of California Riverside Foundation which had been included in committed common stock under grant agreement as of June 30, 2003 and 2002, respectively.

Retired 180,000 shares (unaudited) of common stock valued at $90,000 (unaudited) from shares received under a stock redemption agreement.

During the period from September 23, 1996 (inception) through March 31, 2004 the
Company:

Issued 1,000,000 shares (unaudited) of common stock valued at $4,650,000 (unaudited) to the University of California Riverside Foundation in connection with a stock grant agreement. Of the $4,650,000 (unaudited), $4,495,500 (unaudited) has been expensed on the statement of operations and $154,500 (unaudited) is included in deferred costs under grant agreement as of March 31, 2004.

Issued 21,080,000 (unaudited) shares of common stock for services and assets valued at $765,620 (unaudited).

Committed 61,534 (unaudited) shares of common stock valued at $18,604 (unaudited) for services.

Issued 2,800,000 (unaudited) stock options valued at $551,995 (unaudited) for services.

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

On October 15, 2001, the Company entered into an agreement with OX2 LTD and the inventor of the OX2 engine to provide research and development products and services related to the OX2 engine (the "R and D Agreement"). OX2 LTD is wholly-owned by the inventor of the OX2 engine. Research and development activities include continued maintenance of the first and second performing test engines as well as design and development of three additional OX2 test engines. The agreement also calls for the design and manufacturing of new and advanced components for the test engines. In addition, the Company has contracted with the inventor of the OX2 engine to provide consulting services for the sum of eighty thousand dollars ($80,000) per annum. For the three and nine months ended March 31, 2004 and 2003 and from September 23, 1996 (Inception) through March 31, 2004, the Company paid $20,000; $53,328; $20,000; $60,000 and $193,331, respectively, in connection with consulting services under this agreement.

As of March 31, 2004, the Company's operations consisted of engineering, testing, marketing and development of the OX2 combustion engine for commercial applications and raising any necessary capital investments. Management does not expect to generate significant sales revenue during the year ending June 30, 2004. Accordingly, planned principal operations have not commenced.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Unaudited Financial Information
---------------------------------------

The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company's financial position, the results of operations, and cash flows for the periods presented. The results of operations for the three months and nine months ended March 31, 2004 are not necessarily indicative of results for the entire fiscal year ending June 30, 2004.

The information with respect to the three and nine months ended March 31, 2004 and 2003 is unaudited.

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

For the three and nine months ended March 31, 2004 and 2003 and from the period from September 23, 1996 (inception) through March 31, 2004, the Company had the following patent activity, net of patent write-offs:

                                                                                      Period from
                                                                                   September 23, 1996
                For the three months ended       For the nine months ended        (Inception) through
                         March 31,                        March 31,                   March 31, 2004
                --------------------------       --------------------------       --------------------
                  2004              2003             2004           2003
Additions       $18,025            $11,819         $ 64,362       $ 49,661            $1,792,474
                =======            =======         ========       ========            ==========
Amortization    $51,335            $43,850         $150,612       $134,191            $  834,628
                =======            =======         ========       ========            ==========

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

Concentration of Credit Risk
----------------------------

At March 31, 2004, a subscription receivable in the amount of $6,368,000 (unaudited) is due from one party.

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

Loss per Share
--------------

Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The following potential common shares have been excluded from the computation of diluted earnings per share for the three and nine months ended March 31, 2004 and 2003 due to being anti-dilutive:

                                    2004               2003
                                 ---------          ----------
                                (unaudited)         (unaudited)

Stock Options                    7,675,000          7,675,000
                                 =========          =========

Because the Company has incurred net losses, basic and diluted loss per share is the same.

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

NOTE 3--PROPERTY AND EQUIPMENT (unaudited)

Property and equipment at March 31, 2004 (unaudited) and June 30, 2003 consisted of the following:

                                        March 31,        June 30,
                                         2004              2003
                                      (unaudited)
                                       ---------        ----------

Automobile                            $  10,000         $  10,000
Furniture                                 7,523             7,523
Software                                 25,568            24,906
Computer equipment                       51,477            49,576
Manufacturing equipment and tooling     214,161           102,943
                                      ---------         ---------
                                        308,729           194,948
Less: accumulated depreciation         (150,446)         (122,994)
                                      ---------         ---------
 Total                                $ 158,283         $  71,954
                                      =========         =========

Depreciation expense was $9,671 (unaudited) and $27,452 (unaudited) for the three and nine months ended March 31, 2004 compared to $7,386 (unaudited) and $19,147 (unaudited) for the three and nine months ended March 31, 2003, respectively.

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

Expense in the grant is being recognized ratably over a five-year period based upon an estimated fair value at the date of the grant of $4.65 per share. This estimate of its fair value is based upon the tracking price of the stock on the grant date of $7.75 per share, less a 40% discount because the stock was restricted, the Company's stock had a very low trading volume at the time of the grant agreement, and the Company was still in the development stage. During the period from September 23, 1996 (inception) to March 31, 2004, the Company recognized total expense on the stock grant of $4,495,500 (unaudited), including $232,500 and $697,500 (unaudited) for the three and nine months ended March 31, 2004 and 2003, respectively.

In connection with the R & D Agreement described in Note 1, the Company had the option to repurchase from Steven Charles Manthey, the Inventor, or his affiliates, 240,000 shares of common stock of the Company at $2.00 per share. The Company has allocated its $2.00 per share repurchase price as follows: $.50 per share for redemption of common shares and $1.50 per share as research and development expense. The $.50 common share redemption price is based on the fair market value of the common shares as of the date of the R & D Agreement. As of September 30, 2003, the Company had repurchased 180,000 (unaudited) shares of common stock under the R & D Agreement. The Company did not redeem any shares for the three months and nine months ended March 31, 2004. On August 12, 2003 stock certificates representing the 180,000 (unaudited) repurchased shares were retired.

In September 2003, the company issued 90,000 shares to its directors for services rendered and to be rendered. Of these 90,000 shares, 61,534 shares or $18,603 were issued from committed common stock. The Company recorded compensation expense of $7,397 for the nine months ended March 31, 2004.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company incurred research and development costs and rent expense to companies owned by its current President and director in the amount of $113,617 (unaudited) and $300,175 (unaudited), respectively for the three months and nine months ended March 31, 2004.

At March 31, 2004, the Company had an outstanding receivable from its Secretary of $21,000 (unaudited) for reimbursement of remodeling costs on office space that the Company and its Secretary share.

The Company shares office space with a legal corporation that is legal counsel to the Company of which its Secretary is a principal. The Company incurred legal fees, rent and other reimbursement costs of $18,713 (unaudited) and $57,035 (unaudited) for the three and nine months ended March 31, 2004.

For the three and nine months ended March 31, 2004 the Company paid a director $20,000 (unaudited) and $53,330 (unaudited), respectively, in connection with consulting services (see Note 1).

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

Plan of Operation
-----------------

We plan to continue the research and development of our OX2 engine prototype during the 2004 fiscal year. On October 15, 2001 we entered into an agreement with OX2 Engine Development PTY, LTD, an Australian Company ("OX2 LTD"), and Steven Charles Manthey, the inventor of the OX2 engine, to provide research and development products and services related to the OX2 engine. OX2 LTD is wholly-owned by Mr. Manthey. The agreement was amended in January 2002 and April 2002. Research and development activities under the agreement include continued maintenance of the first and second OX2 Engine Prototypes as well as design and development of three additional OX2 Engine Prototypes. In consideration for the services provided by Mr. Manthey and OX2 under the agreement, we will repurchase from Mr. Manthey, or his affiliates, 240,000 shares of Common Stock, at $2 per share. We have allocated the $2 per share repurchase price as follows: $.50 per share for the redemption of shares of Common Stock and $1.50 per share as research and development expense. The $.50 common share redemption price is based on the fair market value of the Common Stock as of the agreement date. In addition, Mr. Manthey provides consulting services under the agreement for the sum of $80,000 per annum. As of March 31, 2004, we have repurchased 180,000 shares of common stock for $360,000 under this agreement. No stock under this agreement was repurchased for the three and nine months ended March 31, 2004. For the three and nine months ended March 31, 2004 we paid $20,000 and $53,330, respectively, in connection with consulting service under this agreement.

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

We have spent $134,690 and $391,983, respectively, for the three and nine months ended March 31, 2004 and $116,138 and $378,107, respectively, for the three and nine months ended March 31, 2003 on research and development for the OX2 engine. For the period from September 23, 1996 (Inception) through March 31, 2004 we have spent $3,742,595 on research and development activities.

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

We expect that our cash flow requirements to fund general operations in the fiscal year ending June 30, 2004 will total approximately $1,500,000, including outside consulting fees and expenditures for equipment. We expect to fund these costs with our cash or cash equivalent reserves, which were $79,319 as of March 31, 2004. The Company also has available a $6,368,000 stock subscription receivable from the R.E. & M. Petersen Trust DTD 1/17/83 (the "Petersen Trust") which may be drawn upon at the discretion of the Board of Directors. The Petersen Trust has executed a promissory note and security agreement for the sole purpose of paying down the stock subscription receivable balance. The Board of Directors, at its discretion, may draw down upon the secured promissory note at any time to further the research, development and/or commercial application of the Company's engine(s). Our cost estimates do not include provisions for any contingencies or unexpected expenses that may arise or any unanticipated increases in costs.

Our net loss since inception (September 23, 1996) is $13,150,834. Our net loss for the three and nine months ended March 31, 2004 is $560,097 and $1,690,832, respectively.

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

We assess the fair value and recoverability of our long-lived assets, including patents, whenever events and circumstances indicate the carrying value of an asset may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. In doing so, we make assumptions and estimates regarding future cash flows and other factors to make our determination. The fair value of our long-lived assets and patents is dependent upon the forecasted performance of our business, changes in the automotive industries, and the overall economic environment. When we determine that the carrying value of our long-lived assets may not be recoverable, we measure any impairment based upon the excess of the carrying value that exceeds the estimated fair value of the assets. As a result of these reviews, we have not yet recognized any impairment losses as of March 31, 2004.

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

Our cash or cash equivalents reserves may not be adequate to cover our costs of operations. To date, we have covered our operating losses by privately placing securities. We expect to fund our general operations and marketing activities for 2004 with our current cash and cash equivalents reserves, which were obtained from the sale of securities and were $79,319 as of March 31, 2004. We also have a $6,368,000 stock subscription receivable from the R.E.&M. Petersen Living Trust DTD 1/17/83 (the "Petersen Trust"), which may be drawn upon at the discretion of our Board of Directors. The Petersen Trust has executed a promissory note and security agreement for the sole purpose of paying down the stock subscription receivable balance. However, our cost estimates do not include provisions for any contingencies, unexpected expenses or increases in costs that may arise. If our cash and cash equivalent reserves are exhausted, we plan to request payments on the subscription receivable as funds are required for operations.

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

Our business is dependent on our relationships with other parties. Research and development and testing of our engine are presently being carried out internally and in conjunction with Steven Charles Manthey, the inventor of the OX2 engine, and his companies. In addition, we have agreements with Carroll Shelby and his companies to assist in the further development, testing and promotion of our engine. Completion of such research, development and testing is essential to the success of our business. Until such research, development, and testing have been completed, we will not have a finished product to introduce to the market. Thus, if we are unable to maintain our relationships with Steven Charles Manthey and/or Carroll Shelby and their companies, our business may be adversely affected.

We have a history of losses. We have a history of operating losses and an accumulated deficit, as of March 31, 2004, of $13,150,834. Our ability to generate revenues and profits is subject to the risks and uncertainties encountered by development stage companies.

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

Our principal shareholders can exercise significant control over us and could limit the ability of our other shareholders to influence the outcome of transactions requiring a shareholder vote. As of March 31, 2004 approximately 90% of our outstanding Common Stock was owned by our executive officers, directors and principal shareholders. These shareholders will have the ability to exercise influence over all matters requiring approval by our shareholders, including the election of directors and approval of significant corporate transactions.

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

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities and Small Business Issuer Purchase Of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5.    Other Information.

None.

Item 6.     Exhibits and Reports on 8-K

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

10.7 First Amendment to Agreement for Performance of Technology Development Services by Independent Contractors by and among the Registrant, Steven Charles Manthey and OX2 Engine Development PTY Limited, dated as of January 24, 2002 (incorporated by reference to Exhibit 10.7 to the Registrant's Report on Form 10-KSB for the fiscal year ended June 30,
       2002).
10.8 Second Amendment to Agreement for Performance of Technology Development Services by Independent Contractors by and among the Registrant, Steven Charles Manthey and OX2 Engine Development PTY Limited, dated as of April 2002 (incorporated by reference to Exhibit 10.8 to the Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 2002).
10.9   Share Subscription Agreement by and between the Registrant and the R.E. &
       M. Petersen Living Trust DTD 1/17/83 (incorporated by reference to
       Exhibit 10.6 to the Registrant's Report on Form 10-QSB filed on November 14, 2000).
10.10 Promissory Note of The Robert E. and Margaret M. Petersen Trust in favor of the Registrant, dated September 1, 2001 (incorporated by reference to Exhibit 10.10 to the Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 2002).
10.11 Security Agreement of The Robert E. and Margaret M. Petersen Trust in favor of the Registrant (incorporated by reference to Exhibit 10.11 to the Registrant's Report on Form 10-KSB for the fiscal year ended June 30,
       2002).
10.12  Registrant's 2000 Stock Incentive Plan (incorporated by reference to
       Exhibit 4.1 to the Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 2000).
10.13 Form of Stock Option Agreement (incorporated by reference to Exhibit10.13 to the Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 2002).
10.14 First Amendment to the Registrant's 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 2001).
10.15 Second Amendment to the Registrant's 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to the Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 2001).
10.16 Memorandum of Understanding, Charitable Gift Agreement, by and among the Registrant, the UC Riverside Foundation and the Regents of the University of California, dated as of June 7, 1999 (incorporated by reference to Exhibit 10.10 to the Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 2001).
31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002--President.
31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002--Treasurer
32.1   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
       Section 906 of the Sarbanes-Oxley Act of 2002--President.
32.2   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
       Section 906 of the Sarbanes-Oxley Act of 2002--Treasurer.


Reports of Form 8-K
-------------------

None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       ADVANCED ENGINE TECHNOLOGIES, INC.
                                  (Registrant)





Date: May 14, 2004            By: /s/ CARROLL SHELBY
                                    Carroll Shelby, President and Director


Date: May 14, 2004            By: /s/ ALEXANDRIA PHILLIPS
                                    Alexandria Phillips, Treasurer and Director