Form 10KSB
period 2004-06-30
ADVANCED ENGINE TECHNOLOGIES INC
filed 2004-09-28
CIK 1043225

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-KSB

     (Mark One)

X    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934.

     For the fiscal year ended June 30, 2004

                                       OR


     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


     For the transition period from___________ to__________

                         Commission file number 0-25177

                       ADVANCED ENGINE TECHNOLOGIES, INC.

                 (Name of Small Business Issuer in Its Charter)



                Colorado                                  84-1358194
      (State or Other Jurisdiction                     (I.R.S. Employer
    of Incorporation or Organization                  Identification No.)

                     11150 W. Olympic Boulevard Suite 1050,
                         Los Angeles, California 90064
                    (Address of Principal Executive Offices)

                                 (310) 914-9599
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

                    Title of                   Name of Each Exchange
                  Each Class                    on Which Registered

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

     State issuer's revenues for its most recent fiscal year.   $-0-
                                                             ----------

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $9,468,200 as of August 31, 2004 .

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

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 33,815,000 shares of Common Stock as of August 31, 2004 .

     Transitional Small Business Disclosure Format (check one):

     Yes     No  X

                       DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB ( e.g. , Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes ( e.g. , annual report to security holders for fiscal year ended December 24, 1990).

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

General

Advanced Engine Technologies, Inc. ("we", "us" or the "Company"), a Colorado Corporation, on September 23, 1996 was formed to develop and commercialize the OX2 internal combustion engine, a uniquely designed engine. Our focus is on the development and commercial introduction of the OX2 engine and the subsequent licensing of the OX2 engine technology to approved manufacturers.

We have been granted U.S. and Australian patents for an Axial Piston Rotary Engine. In addition, we have patent registrations in countries throughout the world which have either been granted or are pending.

Our Product

AT THE PRESENT TIME ONLY THREE (3) PROTOTYPES OF THE OX2 INTERNAL COMBUSTION ENGINE ("OX2 ENGINE PROTOTYPES"), PLUS ADDITIONAL PARTS THAT CAN BE USED FOR ENGINE DEVELOPMENT OR FOR THE BUILDING OF ADDITIONAL PROTOTYPES, HAVE BEEN BUILT. THE DEVELOPMENT AND TESTING OF THE OX2 ENGINE IS ONGOING. NO OX2 ENGINES HAVE BEEN MANUFACTURED FOR PRODUCTION USE, AND NO ASSURANCE CAN BE GIVEN THAT THE OX2 ENGINE WILL BE SUCCESSFULLY DEVELOPED OR MANUFACTURED FOR COMMERCIAL APPLICATION.

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

In August 13, 2004 we entered into an agreement to co-develop a generator unit to be used in conjunction with the OX2 engine. The development of this generator is expected to be completed by June 2005 at an anticipated expense of $325,000. As of June 30, 2004, we paid $97,500 as a deposit related to this agreement.

We expect that the OX2 engine, once completed, will have several advantages over a four stroke conventional engine. Some of these advantages are expected to include:

o The OX2 engine will have only six major components, which we believe will result in lower set-up, production and manufacturing costs than a typical conventional engine and a simplicity of design that will promote a high level of quality assurance.

o We believe the OX2 engine will have greater effective engine capacity than a typical conventional engine.

o The OX2 engine will not use a conventional crankshaft, which we believe will result in a leverage advantage over a typical conventional engine.

o The design of the OX2 engine should enable the timing to be adjusted, which we believe will produce a more effective burn of the combustible fuel being used.

o The piston speed of the OX2 engine should remain constant throughout the entire power stroke, which we believe will allow exhaust gases to be more efficiently expelled than a typical conventional engine.

In the short term, our plans are to develop the OX2 engine for commercial stationary generator applications, and in the longer term, we plan to develop the OX2 engine for commercial, marine, aircraft and/or automotive applications.

Research and Development Activities

On October 15, 2001, we entered into an agreement with OX2 Engine Development PTY, LTD, an Australian company ("OX2 LTD") and the inventor of the OX2 engine, to provide research and development products and services related to the OX2 engine. Research and development activities include continued maintenance of the first and second performing test engines as well as design and development of three additional OX2 Engine Prototypes. The agreement also calls for the design and manufacturing of new and advanced components for the OX2 Engine Prototype. We are also conducting research and development activities in Gardena, California.

We have spent $508,422 for the fiscal year ended June 30, 2004 and $513,756 for the fiscal year ended June 30, 2003, on research and development.

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

Employees

We have two employees, our president and our chief operating officer. We are currently evaluating the need to hire additional employees to assist in the daily operations and market placement of our product. We also engage consultants who receive fees for their consulting services, including two full time engineers hired through a company owned by Carroll Shelby. See Item 12 "Certain Relationships and Related Transactions."

Other Agreements

In June 1999, we agreed to grant 1,000,000 shares of our common stock, $0.001 par value per share ("Common Stock") to the University of California Riverside Foundation. The stock was issued in five annual installments of 200,000 shares of Common Stock each. Installments were granted in July 1999, July 2000, September 2001, September 2002 and August 2003 for a total of 1,000,000 shares. The shares were donated to provide an endowment for research funds for the College of Engineering-Center for Environmental Research and Technology. This donation is independent of our relationship with the University of California Riverside for testing of the OX2 engine and related services.

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

o Our cash or cash equivalents reserves may not be adequate to cover our costs of operations. To date, we have covered our operating losses by privately placing securities. We expect to fund our general operations and marketing activities for 2005 with our current cash and cash equivalents reserves, which were obtained from the sale of securities and were $401,358 as of June 30, 2004. We also have a $5,700,500 stock subscription receivable from the R.E.&M. Petersen Living Trust DTD 1/17/83 (the "Petersen Trust"), which may be drawn upon at the discretion of our Board of Directors. The Petersen Trust has executed a promissory note and security agreement for the sole purpose of paying down the stock subscription receivable balance. However, our cost estimates do not include provisions for any contingencies, unexpected expenses or increases in costs that may arise. If our cash and cash equivalent reserves are exhausted, we plan to request payments on the subscription receivable as funds are required for operations.

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

o We have a history of losses. We have a history of operating losses and an accumulated deficit, as of June 30, 2004, of $13,603,646. Our ability to generate revenues and profits is subject to the risks and uncertainties encountered by development stage companies.

o Our future revenues and profitability are unpredictable . We currently have no signed contracts that will produce revenue, and we do not have an estimate as to when we will be entering into such contracts. Furthermore, we cannot provide any assurance that management will be successful in negotiating such contracts.

o Rapid technological changes could adversely affect our business . The market for internal combustion engines is characterized by rapidly changing technology, evolving industry standards and changing customer demands. Thus, if we are unable to adapt to rapidly changing technologies and to adapt our product to evolving industry standards, our business will be adversely affected.

o Our Common Stock is not widely traded, which may result in illiquidity and increased volatility . Our Common Stock is not widely traded, and, as a result, the prices quoted for our stock may not reflect its fair market value. Because of the low volume of trading in our Common Stock, our shareholders may find it difficult to sell their shares.

o Our principal shareholders can exercise significant control over us and could limit the ability of our other shareholders to influence the outcome of transactions requiring a shareholder vote . As of June 30, 2004 approximately 90% of our outstanding Common Stock was owned by our executive officers, directors and principal shareholders. These shareholders will have the ability to exercise influence over all matters requiring approval by our shareholders, including the election of directors and approval of significant corporate transactions.

Item 2. Description of Property

We lease office space for our headquarters in Los Angeles, California and work space for engine development in Gardena, California.

Item 3. Legal Proceedings


None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

                                     Part II


Item 5. Market for Common Equity and Related Stockholder Matters

Since the first quarter of 1998, our Common Stock has traded in the over-the-counter market and has been quoted on the Bulletin Board of the NASDAQ under the symbol: AENG.

Set forth below is the range of high and low bid information by quarter for the last two fiscal years.

                                                      High   Low

              July-September 2002                     .38    .25
              October-December 2002                   .35    .09
              January-March 2003                      .35    .13
              April-June 2003                         .28    .13
              July-September 2003                     .37    .13
              October-December 2003                   .72    .25
              January-March 2004                      .57    .25
              April-June 2004                         .42    .29

The above quotations were obtained from Yahoo.com. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. As of August 31, 2004, we had 441 shareholders of record.

We have not paid any dividends since inception. We do not anticipate paying any dividends in the future even if we were to have earnings.

See Item 11 for a discussion of Securities Authorized for Issuance Under Equity Compensation Plans.

Sales of Unregistered Securities

In August 2003, we granted our directors the number of shares of Common Stock set forth below opposite their respective names, in consideration of such person's service as a director of the Company. Such shares were granted in reliance on the exemption provided by Rule 505 of Regulation D promulgated under the Securities Act of 1933, as amended. Each of Mr. Holmes, Mr. Manthey, Ms. Phillips and Mr. Shelby is an accredited investor.

                                                       Number of Shares of
             Name of Director                              Common Stock
         Noel Holmes                                          20,000
         Steven Charles Manthey                               10,000
         Alexandria Phillips                                  20,000
         Carroll Shelby                                       30,000
         Richard Ronzi                                        10,000
                                                              ------
         Total                                                90,000
                                                              ======

Item 6.   Management's Discussion and Analysis or Plan of Operation

We plan to continue the research and development of our OX2 engine prototype during the 2005 fiscal year. On October 15, 2001 we entered into an agreement with OX2 LTD and Steven Charles Manthey, the inventor of the OX2 engine, to provide research and development products and services related to the OX2 engine. OX2 LTD is wholly-owned by Mr. Manthey. The agreement was amended in January 2002 and April 2002. Research and development activities under the agreement include continued maintenance of the first and second OX2 Engine Prototypes as well as design and development of three additional OX2 Engine Prototypes. In consideration for the services provided by Mr. Manthey and OX2 under the agreement, we will repurchase from Mr. Manthey, or his affiliates, 240,000 shares of Common Stock, at $2 per share. We have allocated the $2.00 per share repurchase price as follows: $.50 per share for the redemption of shares of Common

Stock and $1.50 per share as research and development expense. The $.50 common share redemption price is based on the fair market value of the Common Stock as of the agreement date. In addition, Mr. Manthey provides consulting services under the agreement for the sum of eighty thousand dollars ($80,000) per annum. As of June 30, 2004, we have repurchased 180,000 shares of common stock for $360,000 under this agreement. No stock was repurchased under this agreement for the fiscal year ended June 30, 2004. For the fiscal year ended June 30, 2004 and 2003, respectively, we paid $73,326 and $80,000 in connection with consulting service under this agreement.

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

We have spent $508,422 for the fiscal year ended June 30, 2004 and $513,756 for the fiscal year ended June 30, 2003, on research and development for the OX2 engine.

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

We expect that our cash flow requirements to fund general operations in the fiscal year ending June 30, 2005 will total approximately $1,500,000, including outside consulting fees and expenditures for equipment. We expect to fund these costs with our cash or cash equivalent reserves, which were $401,358 as of June 30, 2004. The Company also has a $5,700,500 stock subscription receivable from the Petersen Trust, which may be drawn upon at the discretion of the Board of Directors. The Petersen Trust has executed a promissory note and security agreement for the sole purpose of paying down the stock subscription receivable balance. The Board of Directors, at its discretion, may draw down upon the secured promissory note at any time to further the research, development and/or commercial application of the Company's engine(s). Our cost estimates do not include provisions for any contingencies or unexpected expenses that may arise or any unanticipated increases in costs.

Our net loss since inception (September 23, 1996) is $13,603,646. Our net loss for the fiscal year ended June 30, 2004 is $2,143,644.

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

We assess the fair value and recoverability of our long-lived assets, including patents, whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. In doing so, we make assumptions and estimates regarding future cash flows and other factors to make our determination. The fair value of our long-lived assets and patents is dependent upon the forecasted performance of our business, changes in the automotive industries, and the overall economic environment. When we determine that the carrying value of our long-lived assets and goodwill may not be recoverable, we measure any impairment based upon the excess of the carrying value that exceeds the estimated fair value of the assets. As a result of these reviews, we have not yet recognized any impairment losses as of June 30, 2004.

Item 7.           Financial Statements.

                       ADVANCED ENGINE TECHNOLOGIES, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS

                                  June 30, 2004


                                                                Page

Report of Independent Registered Public Accounting Firm          11
-------------------------------------------------------
Financial Statements
--------------------
Balance Sheet                                                    12
-------------
Statements of Operations                                         13
------------------------
Statements of Shareholders' Equity                            14-16
----------------------------------

Statements of Cash Flows                                      17-18
------------------------

Notes to Financial Statements                                 19-27
-----------------------------

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Advanced Engine Technologies, Inc.

We have audited the accompanying balance sheet of Advanced Engine Technologies, Inc. (the "Company") (a development stage company) as of June 30, 2004, and the related statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We have not audited the statement of operations, shareholders' equity and cash flows for the period from September 23, 1996 (inception) to June 30, 2000.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Engine Technologies, Inc. as of June 30, 2004, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2004, in conformity with U.S. generally accepted accounting principles.


SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California

August 25, 2004

                       ADVANCED ENGINE TECHNOLOGIES, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                                  June 30, 2004

                                     ASSETS
Current assets:
Cash and cash equivalents                                                     $    401,358
Deposit                                                                             97,500
Prepaid expenses and other                                                          70,053
                                                                              ------------
Total current assets                                                               568,911
                                                                              ------------
Due from related parties                                                            21,000
Property and equipment , net of accumulated depreciation of $150,834               147,895
Patents, net of accumulated amortization of $886,834                               922,462
                                                                              ------------
Total assets                                                                  $  1,660,268
                                                                              ============
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses                                         $     60,799
                                                                              ------------
Total current liabilities                                                           60,799
                                                                              ------------
Shareholders' equity
Common stock, $0.001 par value
     50,000,000 shares authorized, 33,790,000 shares issued and outstanding         33,790
Additional paid-in capital                                                      20,869,825
Subscription receivable                                                         (5,700,500)
Deficit accumulated during the development stage                               (13,603,646)
                                                                              ------------
Total shareholders' equity                                                       1,599,469
                                                                              ------------
Total liabilities and shareholders' equity                                    $  1,660,268
                                                                              ============


    The accompanying notes are an integral part of this financial statement.

                       ADVANCED ENGINE TECHNOLOGIES, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                 For the Years Ended June 30, 2004 and 2003 and

       for the Period from September 23, 1996 (Inception) to June 30, 2004

                                                                        For the
                                                                      Period from
                                                                   September 23, 1996
                                            For the Year Ended        (Inception) to
                                                 June 30,             June 30, 2004
                                           2004             2003
                                           ----             ----
Expenses:
     Operating                        $    783,732    $    885,649    $  5,239,185
     Research and development              508,422         513,756       3,859,034
     Stock grant expense                   852,000         930,000       4,650,000
     Write-off of patent                      --              --            23,332
                                      ------------    ------------    ------------
Total expenses                           2,144,154       2,329,405      13,771,551
                                      ------------    ------------    ------------
Loss from operations                    (2,144,154)     (2,329,405)    (13,771,551)
                                      ------------    ------------    ------------
Other income (expense):
     Interest income                         1,443           1,384         168,838
     Loss on sale of fixed asset              (933)           --              (933)
                                      ------------    ------------    ------------
                                               510            --           167,905
                                      ------------    ------------    ------------

Net loss                              $ (2,143,644)   $ (2,328,021)   $(13,603,646)
                                      ============    ============    ============
Basic and diluted loss per share      $       (.06)   $       (.07)
                                      ============    ============
Weighted-average shares outstanding     33,776,339      33,633,014
                                      ============    ============


   The accompanying notes are an integral part of these financial statements.

                       ADVANCED ENGINE TECHNOLOGIES, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                       STATEMENTS OF SHAREHOLDERS' EQUITY

       For the Period from September 23, 1996 (Inception) to June 30, 2004


                            Common Stock          Additional  Committed Subscription Shares     Deferred      Deficit
                                                                Common               receivable    Costs     Accumulated
                                                    Paid-In                         under stock               During the
                                                                                    repurchase  Under Grant  Development
                               Shares     Amount   Capital      Stock    Receivable agreement  Agreement      Stage        Total

Balance, September 23, 1996        --    $  --         --     $     --     $  --      --      $   --        $    --      $     --
  (Inception)

Common stock issued for      20,000,000   20,000    (18,000)        --        --      --          --             --           2,000
  license rights
Common stock issued for cash    499,200      499    498,701         --        --      --          --             --         499,200
Common stock issued for         600,000      600      5,400         --        --      --          --             --           6,000
  services
                                                                    --        --      --          --         (164,233)     (164,233)
                             ----------  -------   --------   ----------   -----   -----      ----------    ---------    ----------

Balance, June 30, 1997       21,099,200  $21,099  $ 486,101         --        --      --          --        $(164,233)   $  342,967
                             ==========  =======  =========   ==========   =====   =====       =========    =========    ==========
Common stock issued for cash    500,800      501    500,299         --        --      --          --             --         500,800
Net loss                           --       --         --           --        --      --          --         (309,635)     (309,635)
                             ----------  -------   --------   ----------   -----   -----      ----------    ---------    ----------
Balance, June 30, 1998       21,600,000  $21,600   $986,400         --        --      --          --        $(473,868)   $  534,132
                             ==========  =======  =========   ==========   =====   =====       =========    =========    ==========
Common stock committed under       --       --         --      4,650,000      --      --      (4,650,000)          --            --
  grant agreement
Common stock issued for         325,000      325    568,425         --        --      --          --             --         568,750
  assets and services
Common stock issued for cash    400,000      400  1,999,600         --        --      --          --             --       2,000,000


   The accompanying notes are an integral part of these financial statements.

                       ADVANCED ENGINE TECHNOLOGIES, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                       STATEMENTS OF SHAREHOLDERS' EQUITY

       For the Period from September 23, 1996 (Inception) to June 30, 2004


                  Common Stock        Additional     Committed     Subscription       Shares   Deferred        Deficit       Total
                                       Paid-in         Common       Receivable      receivable   Costs      Accumulated
                                       Capital         Stock                       under stock   Under       During the
                                                                                    repurchase   Grant      Development
                                                                                    agreement   Agreement      Stage
                  Shares     Amount

Research and        --           --             --           --         --             --           78,000          --       78,000
development
expense
recognized
under grant
agreement
Net loss            --           --             --           --          --            --             --       (980,381)   (980,381)
              ----------    -------     ----------   ----------    --------        ------      -----------  -----------  ----------
Balance,      22,325,000    $22,325     $3,554,425   $4,650,000          --            --      $(4,572,000) $(1,454,249) $2,200,501
June 30,      ==========    =======     ==========   ==========    ========        ======      ===========  ===========  ==========
1999
Common stock     200,000        200        929,800     (930,000)         --            --             --            --           --
issued under
grant
agreement
Common stock     400,000        400      1,999,600           --          --            --             --            --    2,000,000
issued for
cash
Common stock      25,000         25         87,475           --          --            --             --            --       87,500
issued for
services
Research and        --           --             --           --          --            --          930,000          --      930,000
development
expense
recognized
under grant
agreement
Net loss            --           --             --           --          --            --             --     (2,800,657) (2,800,657)
              ----------    -------     ----------   ----------    --------        ------      -----------  -----------  ----------
Balance,      22,950,000    $22,950 $    6,571,300   $3,720,000    $     --        $   --      $(3,642,000) $(4,254,906) $2,417,344
June 30,      ==========    =======     ==========   ==========    ========        ======      ===========  ===========  ==========
2000
Common stock     200,000        200        929,800     (930,000)         --            --             --             --          --
issued under
grant
agreement
Common stock  10,000,000     10,000      9,990,000           --    (10,000,000)        --             --             --          --
subscribed
Common stock      80,000         80         49,920           --           --           --             --             --      50,000
issued for
services
Stock               --           --          9,500           --           --           --             --             --       9,500
options
issued for
services
Research and        --           --             --           --           --           --          930,000           --     930,000
development
expense
recognized
under grant
agreement
Net loss            --           --             --           --           --           --             --     (1,976,852) (1,976,852)
              ----------    -------     ----------   ----------    --------        ------      -----------  -----------  ----------

   The accompanying notes are an integral part of these financial statements.

                       ADVANCED ENGINE TECHNOLOGIES, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                       STATEMENTS OF SHAREHOLDERS' EQUITY

       For the Period from September 23, 1996 (Inception) to June 30, 2004

            Common Stock          Additional     Committed    Subscription    Shares        Deferred         Deficit        Total
                                   Paid-In        Common       Receivable    receivable    Costs Under     Accumulated
                                   Capital        Stock                     under stock       Grant         During the
                                                                             repurchase     Agreement      Development
                                                                             agreement                        Stage
            Shares        Amount
Balance,    33,230,000   $33,230   $17,550,520   $2,790,000   $(10,000,000)        --    $(2,712,000)    $( 6,231,758)  $ 1,429,992
June 30     ==========   =======   ===========   ==========   ============     ======    ===========     ============   ===========
2001
Stock              --        --        542,495         --            --            --           --             --           542,495
options
issued for
services
Shares             --        --            --           --            --       (85,000)         --             --           (85,000)
receivable
under stock
repurchase
agreement
Common             --        --            --           --       1,500,000          --          --             --         1,500,000
stock
subscribed
Common         200,000       200       929,800     (930,000)         --             --          --             --              --
stock
issued
under grant
agreement
Research           --        --            --           --           --             --       930,000           --           930,000
and
development
expense
recognized
under grant
agreement
Net loss           --        --            --           --           --             --          --         (2,900,223)   (2,900,223)
            ----------   --------  -----------   ----------   ------------     --------  -----------     ------------    ----------
Balance,    33,430,000   $ 33,430  $19,022,815   $1,860,000   $ (8,500,000)    $(85,000) $(1,782,000)    $ (9,131,981)   $1,417,264
June 30     ==========   ========  ===========   ==========   ============     ========  ===========     ============    ==========
2002

Common          50,000   $     50       51,320       18,603          --             --          --             --            69,973
Stock for
Services
Shares             --         --           --           --           --          (5,000)        --             --            (5,000)
receivable
under stock
repurchase
agreement
Common             --         --           --           --       1,035,000          --          --             --         1,035,000
stock
subscribed
Common         200,000        200      929,800     (930,000)         --             --          --             --               --
stock
issued
under grant
agreement
Research           --         --           --           --           --             --       930,000           --           930,000
and
development
expense
recognized
under grant
agreement
Net loss           --         --           --           --           --             --          --         (2,328,021)   (2,328,021)
            ----------   --------  -----------   ----------   ------------     --------  -----------     ------------    ----------
Balance,    33,680,000   $ 33,680  $20,003,935   $  948,603   $ (7,465,000)    $(90,000) $  (852,000)    $(11,460,002)   $1,119,216
June 30     ==========   ========  ===========   ==========   ============     ========  ===========     ============    ==========
2003
Common          90,000   $     90       25,910      (18,603)         --              --         --             --             7,397
Stock for
Services
Shares        (180,000)      (180)     (89,820)         --           --          90,000         --             --              --
receivable
under stock
repurchase
agreement
Common             --          --          --           --       1,764,500           --         --             --         1,764,500
stock
subscribed
Common         200,000        200      929,800     (930,000)         --              --         --             --              --
stock
issued
under grant
agreement

Research           --          --          --           --           --              --      852,000           --           852,000
and
development
expense
recognized
under grant
agreement
Net loss           --          --          --          --            --              --         --         (2,143,644)   (2,143,644)
            ----------   --------  -----------   ----------   ------------     --------  -----------     ------------    ----------
Balance,    33,790,000   $ 33,790  $20,869,825   $     --     $ (5,700,500)    $     --  $      --       $(13,603,646)   $1,599,469
June 30     ==========   ========  ===========   ==========   ============     ========  ===========     ============    ==========
2004


   The accompanying notes are an integral part of these financial statements.

                       ADVANCED ENGINE TECHNOLOGIES, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                 For the Years Ended June 30, 2004 and 2003 and

       for the Period from September 23, 1996 (Inception) to June 30, 2004

                                                                                              For the Period
                                                                                                   from
                                                                   For the Year Ended        September 23, 1996
                                                                        June 30,               (Inception) to
                                                                                              June 30, 2004
                                                                   2004            2003
Cash flows from operating activities:
Net loss                                                      $ (2,143,644)   $ (2,328,021)   $(13,603,646)
Adjustments to reconcile net loss to net cash used in
   operating activities
  Stock grant expense                                              852,000         930,000       4,650,000
  Depreciation and amortization                                    239,325         210,164       1,066,753
  Common stock issued and committed for assets and services          7,397          69,973         791,620
  Net loss on sale of fixed asset                                      933            --               933
  Stock options issued for services                                   --              --           551,995
Write-off of patents                                                  --              --            23,332
(Increase) decrease in
  Due from related parties                                            --              --           (21,000)
  Prepaid expenses                                                 (35,376)        (13,015)        (70,053)
  Deposit                                                          (97,500)           --           (97,500)
Increase (decrease) in
  Accounts payable and accrued expenses                            (50,674)         33,554          60,799
                                                              ------------    ------------    ------------
Net cash used in operating activities                           (1,227,539)     (1,097,345)     (6,646,767)
                                                              ------------    ------------    ------------
Cash flows from investing activities:
Acquisition of patents                                             (81,185)        (94,346)     (1,853,045)
Purchase of property and equipment                                (113,780)        (50,077)       (308,730)
Proceeds from sale of fixed assets                                     400            --               400
                                                              ------------    ------------    ------------
Net cash used in investing activities                             (194,565)       (144,423)     (2,161,375)
                                                              ------------    ------------    ------------
Cash flows from financing activities:
Proceeds from note payable                                            --              --           500,000
Proceeds from stock subscription receivable                      1,764,500       1,035,000       4,299,500
Repayment of note payable                                             --              --          (500,000)
Repurchase of common stock                                            --            (5,000)        (90,000)
Proceeds from issuance of common stock                                --              --         5,000,000
                                                              ------------    ------------    ------------
Net cash provided by financing activities                        1,764,500       1,030,000       9,209,500
                                                              ------------    ------------    ------------


   The accompanying notes are an integral part of these financial statements.

                       ADVANCED ENGINE TECHNOLOGIES, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                 For the Years Ended June 30, 2004 and 2003 and

       for the Period from September 23, 1996 (Inception) to June 30, 2004


                                                                                            For the Period
                                                                                                 from
                                                                                             September 23,
                                                                                                 1996
                                                               For the Year Ended           (Inception) to
                                                                    June 30,                   June 30,
                                                                                                 2004
                                                                2004                 2003

 Net increase (decrease) in cash and cash equivalents      $   342,396          $  (211,768)     $  401,358
 Cash and cash equivalents, beginning of period                 58,962              270,730             --
                                                            -----------          ----------       ----------
 Cash and cash equivalents, end of period                  $   401,358          $    58,962      $  401,358
                                                                ======               ======          ======
 Supplemental disclosures of cash flow information
 Interest paid                                             $       --           $       --       $      --
                                                                ======               ======          ======
 Income taxes paid                                         $       --           $       --       $      --
                                                                ======               ======          ======

Supplemental Schedule of Non-Cash Investing and Financing Activities
--------------------------------------------------------------------

During the year ended June 30, 2004 and 2003, the Company:

Issued 200,000 and 200,000 shares, respectively, of common stock to the University of California Riverside Foundation which had been included in committed common stock under grant agreement as of June 30, 2003 and 2002, respectively.

Retired 180,000 shares of common stock valued at $90,000 from shares received under a stock redemption agreement.

Issued 90,000 shares of common stock to its Board of Directors.

During the period from September 23, 1996 (inception) through June 30, 2004 the
Company:

Issued 1,000,000 shares of common stock valued at $4,650,000 to the University of California Riverside Foundation in connection with a stock grant agreement. Of the $4,650,000 $852,000 and $930,000 has been expensed on the statement of operations for the years ended June 30, 2004 and 2003.

Issued 21,170,000 shares of common stock for services and assets valued at $791,620.

Issued 2,800,000 stock options valued at $551,995 for services.

Retired 180,000 shares of common stock valued at $90,000 from shares received under a stock redemption agreement.

Issued 61,534 shares of common stock valued at $18,604 that was committed as of June 30, 2003.

Issued 90,000 shares of its common stock to its directors for services rendered during the fiscal year ended June 30, 2003 as of June 30, 2004.


The accompanying notes are an integral part of these financial statements.

                       ADVANCED ENGINE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2004

NOTE 1--ORGANIZATION AND LINE OF BUSINESS

Advanced Engine Technologies, Inc. (the "Company") was incorporated in Colorado and commenced operations on September 23, 1996. The Company was formed to develop and commercialize the OX2 internal combustion engine, a uniquely designed engine. On October 18, 1996, the Company entered into an exclusive sublicense agreement with OX2 Engine (Distribution) Limited, a company incorporated under the laws of the Republic of Vanuatu ("OX2 LTD"), pursuant to which the Company acquired the rights to manufacture, distribute and market the OX2 engine in the North America Free Trade Agreement countries (presently the United States, Canada and Mexico). Pursuant to the terms of said sublicense agreement, the Company issued 20,000,000 shares of its common stock to OX2 LTD and agreed to pay a 15% royalty on the gross proceeds generated from actual sales of the OX2 engine. In addition, the sublicense agreement provided that the Company would issue an additional 19,000,000 shares of common stock to OX2 LTD upon completion of certain emission testing. In December 1998, the parties agreed to rescind the obligation of the Company to issue these additional 19,000,000 shares of common stock to OX2 LTD.

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

On October 15, 2001, the Company entered into an agreement with OX2 LTD and the inventor of the OX2 engine to provide research and development products and services related to the OX2 engine ("R&D Agreement"). OX2 LTD is wholly-owned by the inventor of the OX2 engine. Research and development activities will include continued maintenance of the first and second performing test engines as well as design and development of three additional OX2 test engines. The agreement also calls for the design and manufacturing of new and advanced components for the test engines. In addition, the Company has contracted with the inventor of the OX2 engine to provide consulting services for the sum of eighty thousand dollars ($80,000) per annum. For the years ended June 30, 2004 and 2003, the Company paid $73,326 and $80,000, respectively in connection with consulting and product development services under this agreement. (See Note 5 for additional information regarding the R&D Agreement.)

As of June 30, 2004, the Company's operations consisted of engineering, testing, marketing and development of the OX2 combustion engine for commercial applications and raising any necessary capital investments. Management does not expect to generate significant sales revenue during the year ending June 30, 2005. Accordingly, planned principal operations have not commenced.

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

                       ADVANCED ENGINE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2004

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Patent Rights
-------------

Patent rights are amortized on a straight-line basis over the remaining estimated useful life of five to ten years. The Company continually reviews its patent rights to assess recoverability from estimated future net cash flows. To date, these reviews have not resulted in a reduction of these assets.

Amortization expense of the patents aggregated to $202,818 and $183,041 for the years ended June 30, 2004 and 2003, respectively. The weighted-average amortization period was 9.21 and 9.44 years for the years ended June 30, 2004 and 2003, respectively. In addition, as of June 30, 2004, the estimated amortization expense for the next five years was as follows:

                       Year Ended June 30,
                       2005                   $     210,507
                       2006                   $     204,772
                       2007                   $     192,869
                       2008                   $     179,637
                       2009                   $     134,679


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

Concentration of Credit Risk
----------------------------

At June 30, 2004, a subscription receivable in the amount of $5,700,500 is due from a related party. See Note 5.

Stock-Based Compensation
------------------------

SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of SFAS No. 123, provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation.

SFAS No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the elect to continue using the current implicit value accounting method specified in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation.

The Company has elected to use the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation.

Research and Development Costs
------------------------------

Research and development costs are expensed as incurred.

Advertising Costs
-----------------

The Company expenses advertising costs as incurred. Advertising costs amounted to $26,171 and $35,885 for the years ended June 30, 2004 and 2003, respectively.

                       ADVANCED ENGINE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2004

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Recently Issued Accounting Pronouncements
-----------------------------------------

In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded. SFAS No. 44 has been rescinded as it is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-lease transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. Management does not expect adoption of SFAS No. 145 to have a material impact, if any, on the Company's financial position or results of operations.

In June 2003, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2003 with earlier application encouraged. Management does not expect adoption of SFAS No. 146 to have a material impact, if any, on the Company's financial position or results of operations.

In October 2003, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangible assets. Management does

                       ADVANCED ENGINE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2004

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

not expect adoption of SFAS No. 147 to have a material impact, if any, on the Company's financial position or results of operations.

In December 2003, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. This statement is effective for financial statements for fiscal years ending after December 15, 2003. SFAS No. 148 will not have any impact on the Company's financial statements as management does not have any intention to change to the fair value method.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting and reporting for derivative instruments and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for derivative instruments and hedging activities entered into or modified after June 30, 2003, except for certain forward purchase and sale securities. For these forward purchase and sale securities, SFAS No. 149 is effective for both new and existing securities after June 30, 2003. Management does not expect adoption of SFAS No. 149 to have a material impact on the Company's statements of earnings, financial position, or cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 will be effective for financial instruments entered into or modified after May 31, 2003 and otherwise will be effective at the beginning of the first interim period beginning after June 15, 2003. Upon adoption of SFAS No. 150, the Company will reclassify its, if any redeemable preferred stock as a liability. As of December 31, 2003, the Company did not have any preferred stock outstanding.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This pronouncement is effective for financial statements issued after December 15, 2002. The Company has no contractual guarantees; therefore this interpretation is not expected to have a material impact on the Company's financial statements.

In December 2003, the Financial Accounting Standards Board (the "FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." This pronouncement requires the consolidation of variable interest entities, as defined, and is effective immediately for variable interest entities created after January 31, 2003, and for variable interest entities in which an enterprise obtains an interest after that date. The Company does not have any variable interest entities, and therefore, this interpretation is not expected to have a material impact on the Company's financial statements.

NOTE 3--CASH AND CASH EQUIVALENTS

The Company maintains its cash balances at a bank located in Southern California. The balances at the bank are insured by the Federal Deposit Insurance Corporation up to $100,000. At times, cash balances are in excess of the insured limit. As of June 30, 2004 the Company exceeded the FDIC limit by $304,193.

                       ADVANCED ENGINE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2004


NOTE 4--PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2004 consisted of the following:


Furniture                                                   $     7,523
Software                                                         25,568
Computer equipment                                               51,477
Manufacturing equipment and tooling                             214,161
                                                             ----------
                                                                298,729
Less accumulated depreciation                                  (150,834)
                                                             ----------
Total                                                       $   147,895
                                                             ==========

Depreciation expense was $36,507 and $27,122 for the years ended June 30, 2004 and 2003, respectively.

NOTE 5--SHAREHOLDERS' EQUITY

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

During the year ended June 30, 2001, in a private placement, the Company entered into a subscription agreement with the R.E. & M. Petersen Trust DTD 1/17/83 (the "Petersen Trust") to issue 10,000,000 of the Company's common stock in exchange for $10,000,000. On September 6, 2000, the Company issued the stock under subscription. In addition, the Company also issued 2,000,000 stock options to the Petersen Trust for its investment in Company, which became immediately vested, and carry an exercise price of $0.625 per share.

                       ADVANCED ENGINE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2004

NOTE 5--SHAREHOLDERS' EQUITY (continued)

In September 2001, in connection with this subscription agreement, the Company received a $10,000,000 non-interest bearing promissory note from the Petersen Trust that is payable upon demand and secured by all of the assets of the Petersen Trust. The Board of Directors intends to request payment on the subscription receivable and promissory note as funds are required for operations. During the year ended June 30, 2004, the Company requested and received payments on the subscription receivable and promissory note of $1,764,500, which left a balance on the subscription receivable and promissory note at June 30, 2004 of $5,700,500.

In April 2001, the Company issued 80,000 shares of common stock valued at $50,000 for services provided by directors.

In connection with the R & D Agreement described in Note 1, the Company has the option to repurchase from the Steven Charles Manthey, the inventor, or his affiliates, 240,000 shares of common stock of the Company at $2.00 per share. The Company has allocated its $2.00 per share repurchase price as follows: $.50 per share for redemption of common shares and $1.50 per share as research and development expense. The $.50 common share redemption price is based on the fair market value of the common shares as of the date of the R&D Agreement. As of June 30, 2003, the Company had repurchased 180,000 shares of common stock under the R&D Agreement. Stock certificates representing the repurchased shares are in the possession of the Company and in the process of being transferred. No shares were repurchased under this agreement in fiscal 2004. Of the $360,000 paid by the Company for these shares, $15,000 was charged to research and development and $5,000 was charged to equity for the years ended June 30, 2003.

In August 2002, the company issued 50,000 shares to its directors for services rendered. As result of this transaction and accrual for shares to be issued for services rendered, the Company recorded compensation expense of $69,973 for the year ended June 30, 2003.

In August 2003, the Company issued 90,000 shares to its Board of Directors for services rendered. As a result of this transaction for shares issued for services rendered the Company recorded compensation expense of $7,397 for the year ended June 30, 2004.

Stock Grant Agreement
---------------------

In June 1999, the Company agreed to issue 1,000,000 shares of restricted common stock to the University of California Riverside Foundation in five annual installments of 200,000 shares each. The donated stock is to provide an endowment for research funds for the College of Engineering Center for collaborative research on the development of advanced engine technologies. For financial statement presentation purposes, the stock under the grant agreement is treated as committed stock until its issuance. The five installments were issued in July 1999, July 2000, September 2001, September 2002 and August 2003, respectively.

Expense on the grant is recognized ratably over a five-year period based upon an estimated fair value at the date of the grant of $4.65 per share. This estimate of its fair value is based upon the quoted price of the stock on the grant date of $7.75 per share, less a 40% discount because the stock was restricted, the Company's stock had a very low trading volume at the time of the grant agreement, and the Company was still in a development stage. During the period from September 23, 1996 (inception) to June 30, 2004, the Company recognized total expense on the stock grant of $4,650,000, including $852,000 and $930,000, respectively for the years ended June 30, 2004 and 2003.

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

                       ADVANCED ENGINE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2004


NOTE 5--SHAREHOLDERS' EQUITY (continued)

The following summarizes all of the Company's stock option transactions:


                                        Stock             Weighted-
                                       Options             Average
                                     Outstanding          Exercise
                                                           Price

Outstanding , June 30, 2000                --              $ --
Granted                               3,700,000            $0.625
                                      ---------            ------
Outstanding, June 30, 2001            3,700,000            $0.625
Granted                               3,975,000             0.308
Cancelled                                  --                --
Exercised                                  --                --
                                      ---------            ------
Outstanding, June 30, 2002            7,675,000            $0.461


Outstanding, June 30, 2002            7,675,000            $0.461
Granted                                    --                --
Cancelled                                  --                --
Exercised                                  --                --
                                      ---------            ------
Outstanding, June 30, 2003            7,675,000            $0.461
Granted                                    --                --
Cancelled                                  --                --
Exercised                                  --                --
                                      ---------            ------
Outstanding, June 30, 2004            7,675,000            $0.461
Exercisable, June 30, 2004            7,675,000            $0.461

Stock Options
-------------

Information relating to these options is as follows:

                                                   Weighted-Average      Weighted-Average Exercise    Weighted-Average Exercise
                  Stock Options  Stock Options  Remaining Contractual        Price of Options             Price of Options
 Exercise Price    Outstanding    Exercisable            Life                   Outstanding                  Exercisable
----------------------------------------------------------------------------------------------------------------------------------

$0.625              3,700,000      3,700,000          6.84 years                  $0.625                       $0.625
$0.308              3,975,000      3,975,000          7.92 years                  $0.308                       $0.308

For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended June 30, 2002:

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
                  Expected life                             3 years

                       ADVANCED ENGINE TECHNOLOGIES, INC.

                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2004

NOTE 5--SHAREHOLDERS' EQUITY (Continued)

The weighted-average fair value of options granted during the year ended June 30, 2002 for which the exercise price equals the market price on the grant date was $0.30 and the weighted-average exercise price was $0.308. No options were issued for the fiscal years ended June 30, 2004 and 2003.

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

The Company has no pro forma expense for the years ended June 30, 2004 and 2003 as options issued in the prior years vested immediately. Therefore, the proforma expense related to those options was recognized in the year they were granted.

NOTE 6--INCOME TAXES

At June 30, 2004, the Company had deferred tax assets amounting to approximately $3,497,000. The deferred tax assets consist primarily of the tax benefit of net operating loss carryforwards and are fully offset by a valuation allowance of the same amount.

The net change in the valuation allowance for deferred tax assets was an increase of approximately $575,000 and $1,293,000 years ended June 30, 2004 and 2003, respectively. The net change is due primarily to the increase in net operating loss carryforwards.

At June 30, 2004, the Company had net operating loss carryforwards of approximately $8,447,000 available to offset future federal taxable income and approximately $2,347,000 available to offset future state taxable income. Further, the Company has available approximately $91,000 in federal tax credits and approximately $83,000 in state tax credits to offset future taxes. Both the net operating loss carryforwards and tax credits begin to expire in 2017.

NOTE 7--RELATED PARTY TRANSACTIONS

The Company has paid research and development costs and rent to a company owned by its current President in the amount of $1,258,328 from September 23, 1996 (inception) to June 30, 2004, including $392,855 and $376,284 for the years ended June 30, 2004 and 2003, respectively.

The Company has paid for services to a company that is a stockholder in the amount of $71,956 for the period from September 23, 1996 (inception) to June 30, 2004.

At June 30, 2004, the Company had an outstanding receivable from the legal corporation owned by its Secretary of $21,000 for reimbursement of remodeling costs on office space that the Company and its Secretary share.

The Company shares office space with a legal corporation that is legal counsel to the Company and of which its Secretary is a principal. For the period from September 23, 1996 (inception) to June 30, 2004, the Company incurred legal fees, rent, and other reimbursement costs of $616,597, including $73,067 and $97,292 for the years ended June 30, 2004 and 2003, respectively.

For the year ended June 30, 2004 and 2003, the Company paid a director $73,326 and $80,000, respectively, in connection with consulting services (see Note 1). In addition the Company paid $360,000 to a company wholly-owned by such director for the repurchase of 180,000 shares of common stock from the director in connection with the R&D agreement. (see Note 1). Of the $360,000 paid, $15,000 has been charged to research and development expense for the year ended June 30, 2003.

The Company paid consulting fees to its former President and director and a current stockholder in the amount of $293,503 from September 23, 1996 (inception) to June 30, 2001. No consulting fees were paid for the years ended June 30, 2004, 2003 and 2002.

The Company paid administrative fees and reimbursed expenses to a company that is owned a stockholder in the amount of $117,693 from September 23, 1996 (inception) to June 30, 2001. No administrative fees and reimbursed expenses were paid to this company for the years end June 30, 2004, 2003 and 2002.

                       ADVANCED ENGINE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2004

NOTE 7--RELATED PARTY TRANSACTIONS (Continued)


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

During the year ended June 30, 2003 the Company recognized $69,923 in operating and research and development expense for 50,000 shares issued and approximately 60,000 shares committed to its directors for their services to the Company that were for activities and services in addition to their normal responsibilities as officers and directors. No such shares were committed during 2004.

NOTE 8--SUBSEQUENT EVENT

On August 13, 2004 the Company entered into an agreement to co-develop a generator unit to be used in conjunction with the OX2 engine. The development of this generator is expected to be completed by June 2005 at an anticipated expense of $325,000. As of June 30, 2004, the Company paid $97,500 as a deposit related to this agreeement.

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

Item 8B.      Other Information

None.

                                    Part III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.


Our current directors and executive officers, their ages and positions held in the Company as of September 1, 2004 are as follows:





      Name                          Age           Current Position

M. Neil Cummings                     54               Secretary
Noel Holmes                          56               Director
John Luft                            48        Chief Operating Officer
Alexandria Phillips                  57          Director, Treasurer
Carroll Shelby                       81          Director, President
Steven Charles Manthey               44               Director


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

Shelby Automobiles, Inc.

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

John Luft - Chief Operating Officer

John Luft was the director of resorts/attractions marketing for the Walt Disney Corporation at the Walt Disney World (WDW) Resort in Orlando, Florida from 1992 to 1994. From 1985 to 1992, Mr. Luft was the corporate director of U.S. marketing for Hilton Hotels Corporation and from 1994 to 1999 he served as

Hilton's director of global and strategic partnership & product development. He also served as the senior vice president of global marketing and sales and business development at SkyNet Holdings, Inc. from 1999 to 2000. Mr. Luft earned a BA degree from the University of Southern California in Marketing and Speech Communications. Mr. Luft has been our chief operating officer since September 2001. Mr. Luft is also president, chief financial officer and director of Carroll Shelby International, Inc. and president of Carroll Shelby Licensing, Inc.

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

Steven Charles Manthey - Director

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

                                                                 Number of
                                                             Transactions that
                                                             Were Not Reported       Known Failures to File a
Name and Principal Position      Number of Late Reports      On a timely basis           Required Report
---------------------------      ----------------------      -----------------       ------------------------

Carroll Shelby,                           0                          1                         1
President and Director
Alexandria Phillips,                      0                          0                         0
Treasurer and Director
Noel Holmes,                              0                          1                         1
Director
Steven Charles Manthey,                   0                          1                         1
Director
Richard Ronzi,                            0                          1                         1
Director

Audit Committee Financial Expert

This Board has determined that no member of the Board has the qualifications required to be considered an "audit committee financial expert" as defined by the rules and regulations of the Securities and Exchange Commission. Currently, the Company is not required to have an audit committee financial expert.

Code of Ethics

The Company has adopted a code of ethics that applies to its principal executive officer and principal financial officer. This code of ethics is filed as an exhibit to this annual report on Form 10-KSB.

Item 10.      Executive Compensation.


The following table sets forth information regarding the annual and long-term compensation paid to our executive officers during the last fiscal year.

                           SUMMARY COMPENSATION TABLE

                                        Annual Compensation                          Long-Term Compensation

                                                                              Awards                        Payouts

                                                           Other                    Securities                      All
                                                           Annual  Restricted       Underlying                     Other
                                                          Compen-     Stock          Options/      LTIP           Compen-
Name And Principal                 Salary      Bonus      sation     Award(s)           SARs        Payouts        sation
Position                    Year      $           $          $        $                            ($)            ($)


Carroll Shelby,             2004     60,000       --         --        --              --            --
President, Director
                            2003     60,000       --         --        --              --            --         $8,250(1)

                            2002     60,000       --         --        --           1,000,000        --         $3,300(2)


John Luft,                  2004     62,500       --         --        --              --            --            --
Chief Operating Officer
                            2003     62,500       --         --        --              --            --            --

                            2002     51,562       --         --        --             200,000        --            --


(1) Represents the market value of 30,000 shares of Common Stock granted to Mr. Shelby during the last fiscal year, based on an average between the closing bid and ask prices of $0.275 per share on August 27, 2003, the date of grant. These shares were granted under the Company's 2000 Stock Incentive Plan, as amended.

(2) Represents the market value of 10,000 shares of Common Stock granted to Mr. Shelby during the fiscal year ended June 30, 2002, based on an average between the closing bid and ask prices of $0.33 per share on August 16, 2002, the date of grant. These shares were granted under the Company's 2000 Stock Incentive Plan, as amended.


Compensation of Directors

In August 2003, we granted our directors a total of 90,000 shares of Common Stock in consideration for their services as directors of the Company as follows:

                                               Number of Shares of
   Name of Director                               Common Stock
Noel Holmes                                          20,000
Steven Charles Manthey                               10,000
Alexandria Phillips                                  20,000
Carroll Shelby                                       30,000
Richard Ronzi                                        10,000
                                                     ------
Total                                                90,000
                                                     ======


Option Grants in the Last Fiscal Year

None.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option
Values

                                                   Number of Securities
                                                       Underlying
                                                   Unexercised Options     Value of Unexercised
                                      Value            at FY-End          In-The-Money Options
                     Shares Acquired                   Exercisable/       at FY-End Exercisable/
     Name              on Exercise    Realized        Unexercisable           Unexercisable
---------------      ---------------  --------     --------------------   ----------------------

John Luft                  --            --           300,000/0 $                 0/$0
Carroll Shelby             --            --         2,000,000/0 $                 0/$0


Item 11.      Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of August 31, 2004, the number of shares of Common Stock beneficially owned by (i) each person who was known by us to own beneficially more than five percent (5%) of our Common Stock; (ii) our directors; (iii) our executive officers; and (iv) our directors and officers as a group. As of August 31, 2004, there were 33,815,000 shares of Common Stock issued and outstanding.

                                                                        Amount and Nature of       Percent of
                  Name & Address Of Beneficial Owner                    Beneficial Ownership        Class (1)
------------------------------------------------------------------      --------------------       -----------

Robert E./Margaret M. Petersen                                              22,987,153(2)             67.98%
6420 Wilshire Blvd./20th Floor
Los Angeles, California 90048
Estate of Paul Ebbage                                                        4,981,619(3)             14.73%
4 Spica Street
Coorparoo
Brisbane, QLD Australia, 4151
Steven Charles Manthey                                                       5,621,619(4)             16.62%
c/o Advanced Engine Technologies, Inc.
11150 W. Olympic Blvd. Suite 1050
Los Angeles, California 90064
Carroll Shelby                                                               2,420,000(5)              7.16%
c/o Advanced Engine Technologies, Inc.
11150 W. Olympic Blvd. Suite 1050
Los Angeles, California 90064
Alexandria Phillips                                                            501,000(6)              1.48%
c/o Advanced Engine Technologies, Inc.
11150 W. Olympic Blvd. Suite 1050
Los Angeles, California 90064
Noel Holmes                                                                    395,000(7)              1.17%
c/o Advanced Engine Technologies, Inc.
11150 W. Olympic Blvd. Suite 1050
Los Angeles, California 90064
M. Neil Cummings 332,389(8) * c/o Advanced Engine Technologies, Inc.
11150 W. Olympic Blvd. Suite 1050
Los Angeles, California 90064
John Luft                                                                      300,000(9)             *
c/o Advanced Engine Technologies, Inc.
11150 W. Olympic Blvd. Suite 1050
Los Angeles, California 90064
Directors and Executive Officers as a Group                                  9,769,021                28.89%

*  Less than 1%.

1) Applicable percentage of ownership is based on 33,815,000 shares of our common stock outstanding as of August 31, 2004. Shares of our common stock that a person has the right to acquire within 60 days of August 31, 2004 are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group.


2) Includes 13,195,534 shares that are directly owned by the Petersen Trust. Robert E. and Margaret M. Petersen (the "Petersens") are the trustees of the Petersen Trust. Also includes 4,000,000 shares of our common stock issuable upon the exercise of outstanding options granted to Mr. Petersen which were subsequently transferred to the Petersen Trust. The Company has been informed that the remaining 5,791,619 shares are beneficially owned by Steven Charles Manthey, one of our directors, but are subject to a voting agreement dated as of September 27, 2001 between Mr. Manthey and the Petersens, individually and as trustees of the Petersen Trust, pursuant to which Mr. Manthey has agreed to vote such shares at all shareholder meetings in the same manner that shares beneficially owned by the Petersens and the Petersen Trust are voted at such shareholder meetings, other than in circumstances where any proposal, resolution or issue at any such shareholder meeting relates to Mr. Manthey personally or during any period that Mr. Manthey ceases to be a director of the Company. The voting agreement is for a term of 20 years, or for so long as the Company continues to do business as a corporate entity, whichever is longer. The Company has been informed that the Petersens and the Petersen Trust have no economic interest in or investment control with respect to the shares beneficially owned by Mr. Manthey.

3) Includes 3,981,619 shares that are held of record by Macro Management Group, Inc. and 1,000,000 shares that are held of record by Resolution Services Ltd., all of which the Company understands are beneficially owned by the Estate of Paul Ebbage.

4) Includes 3,950,000 shares that are held of record by Trinity Enterprises S.A. and 1,781,619 shares that are held of record by Goldwater Estates Inc., all of which the Company has been informed are beneficially owned by Steven Charles Manthey. Also includes 50,000 shares of our common stock issuable upon the exercise of outstanding options granted to Mr. Manthey under the Company's 2000 Stock Incentive Plan, as amended.

5) Includes 2,000,000 shares of our Common Stock issuable upon the exercise of outstanding options granted to Mr. Shelby under the Company's 2000 Stock Incentive Plan, as amended.

6) Includes 375,000 shares of our common stock issuable upon the exercise of outstanding options granted to Ms. Phillips under the Company's 2000 Stock Incentive Plan, as amended.

7) Includes 375,000 shares of our common stock issuable upon the exercise of outstanding options granted to Mr. Holmes under the Company's 2000 Stock Incentive Plan, as amended.

8) Includes 275,000 shares of our common stock issuable upon the exercise of outstanding options granted to Mr. Cummings under the Company's 2000 Stock Incentive Plan, as amended.

9) Includes 300,000 shares of our common stock issuable upon the exercise of outstanding options granted to Mr. Luft under the Company's 2000 Stock Incentive Plan, as amended.

Equity Compensation Plan Information

The following table gives information about the shares of Common Stock issuable upon the exercise of options under the Company's 2000 Stock Incentive Plan, as amended, as of June 30, 2002. The Company currently has no other equity compensation plans.

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                                     Number of securities
                                                                                                      remaining available
                                                Number of securities to                               for future issuance
                                                be issued upon exercise      Weighted-average            under equity
                                                of outstanding options,     exercise price of         compensation plans
                                                  warrants and rights      outstanding options,      (excluding securities
                                                                           warrants and rights     reflected in column (a))
                  Plan category                           (a)                      (b)                        (c)
---------------------------------------------- -------------------------  --------------------      ------------------------

Equity compensation plans approved by security
     holders                                                0                    N/A                          N/A
Equity compensation plans not approved by
     security holders                               7,675,000 $                 0.46                    2,195,000
Total                                               7,675,000 $                 0.46                    2,195,000


See also Note 5 to the Financial Statements.

Item  12.      Certain Relationships and Related Transactions.

We have paid research and development costs and rent to a company owned by Carroll Shelby, our president, a director and a shareholder, in the amount of $392,855 for the fiscal year ended June 30, 2004 and in the amount of $376,284 for the fiscal year ended June 30, 2003.

On July 15, 1998, we entered into a joint venture agreement with Mr. Shelby to develop the OX2 engine for use in a standard application for motor vehicles and to promote the OX2 engine to the automotive industry. Mr. Shelby received 300,000 shares of Common Stock for the initial joint venture agreement. The agreement expired on December 31, 2001.

We have paid legal fees and have reimbursed expenses, including rent, to a company that is owned by M. Neil Cummings, our secretary and a shareholder, in the amount of $73,067 for the fiscal year ended June 30, 2004, and in the amount of $97,292 for the fiscal year ended June 30, 2003. As of June 30, 2004, we have an outstanding receivable of $21,000, from a company owned by Mr. Cummings to reimburse Mr. Cummings' company for the build-out of office space.

On May 23, 2000 we entered into an agreement with Steven Charles Manthey, a director, to provide research and development products and services related to the OX2 engine. On October 15, 2001, we entered into a new agreement with Mr. Manthey and OX2 Engine Development PTY Limited, a company wholly-owned by Mr. Manthey, to provide research and development products and services related to the OX2 engine, which superceded the May 2000 agreement with Mr. Manthey. The agreement was amended in January 2002 and April 2002. Pursuant to the agreement, we paid consulting fees to Mr. Manthey in the amount of $80,000 for the fiscal year ended June 30, 2003 and $73,326 for the fiscal year ended June 30, 2004. In addition, in the fiscal year ended June 30, 2003 we repurchased 10,000 shares of our Common Stock from OX2 Engine (Development) PTY Limited, for $20,000. In the fiscal year ended June 30, 2002 we repurchased 170,000 shares of our Common Stock from OX2 Engine (Development) PTY Limited, for $340,000.

In May 2002 we granted immediately vested options to purchase Common Stock, at an exercise price of $0.3076 per share, to certain of our officers, directors and to Robert E. Petersen in connection with consulting services provided to the
Company:

                                                            Number of Shares of
       Name                     Current Position                Common Stock
----------------------      -------------------------      ---------------------

M. Neil Cummings                    Secretary                       175,000
Noel Holmes                         Director                        175,000
John Luft                    Chief Operating Officer                200,000
Steven Charles Manthey              Director                         50,000
Robert E. Petersen(1)                   --                         2,000,000
Alexandria Phillips            Director, Treasurer                  175,000
Richard C. Ronzi                        --                           175,000
Carroll Shelby                 Director, President                1,000,000

(1) These stock options were subsequently transferred to the R.E. & M. Petersen Living Trust DTD 1/17/83.

Item 13.      Exhibits, List and Reports on Form 8-K

Exhibits


Number  Description

  3.1 Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form 10-SB12G, filed on December 17, 1998).
  3.2 Form of Amended and Restated By-Laws of the Registrant (this is a compilation of the Registrant's By-Laws reflecting amendments made on December 7, 1999 and November 16, 2000) (incorporated by reference to
        Exhibit 3.2 to the Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 2001).
 10.1 Cancellation of the issuance of 19,000,000 shares of the Registrant's Common Stock (incorporated by reference to Exhibit 10.2 to the Registrant's Report on Form 10-KSB for the fiscal year ended June 30,
        1999).
 10.2 Deed of Agreement Concerning the Patents, Licensing and Research and Development in Relation to the OX2 Engine, by and among the Registrant, Advanced Engine Technology Pty. Ltd. AN 063 092 759, OX2 Intellectual Property Inc., and OX2 Engine (Distribution) Limited, dated as of May 12, 1999 (incorporated by reference to Exhibit 10.2 to the Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 1999).
 10.3 Joint Venture Agreement by and between the Registrant and Carroll Shelby, dated as of July 15, 1998 (incorporated by reference to Exhibit
        10.1 to the Registrant's Registration Statement on Form 10-SB12G, filed on December 17, 1998).
 10.4 Agreement by and between the Registrant and Steven Charles Manthey, dated as of May 23, 2000 (incorporated by reference to Exhibit 10.4 to the Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 2000).
 10.5 Release Agreement by and among the Registrant, Advanced Engine Technology Pty. Ltd. and Steven Charles Manthey, dated as of May 23, 2000 (incorporated by reference to Exhibit 10.5 to the Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 2000).
 10.6 Agreement for Performance of Technology Development Services by Independent Contractors by and among the Registrant, Steven Charles Manthey and OX2 Engine Development PTY Limited, dated as of October 15, 2001 (incorporated by reference to Exhibit 10.6 to the Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 2002).
 10.7 First Amendment to Agreement for Performance of Technology Development Services by Independent Contractors by and among the Registrant, Steven Charles Manthey and OX2 Engine Development PTY Limited, dated as of January 24, 2002 (incorporated by reference to Exhibit 10.7 to the Registrant's Report on Form 10-KSB for the fiscal year ended June 30,
        2002).
 10.8 Second Amendment to Agreement for Performance of Technology Development Services by Independent Contractors by and among the Registrant, Steven Charles Manthey and OX2 Engine Development PTY Limited, dated as of April 2002 (incorporated by reference to Exhibit 10.8 to the Registrant's Report on Form 10-KSB for the fiscal year ended June 30,
        2002).
 10.9 Share Subscription Agreement by and between the Registrant and the R.E. & M. Petersen Living Trust DTD 1/17/83 (incorporated by reference to
        Exhibit 10.6 to the Registrant's Report on Form 10-QSB filed on November 14, 2000).
 10.10 Promissory Note of The Robert E. and Margaret M. Petersen Trust in favor of the Registrant, dated September 1, 2001 (incorporated by reference to Exhibit 10.10 to the Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 2002).
 10.11 Security Agreement of The Robert E. and Margaret M. Petersen Trust in favor of the Registrant (incorporated by reference to Exhibit 10.11 to the Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 2002).
 10.12  Registrant's 2000 Stock Incentive Plan (incorporated by reference to
        Exhibit 4.1 to the Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 2000).
 10.13  Form of Stock Option Agreement (incorporated by reference to Exhibit
        10.13 to the Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 2002).
 10.14 First Amendment to the Registrant's 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 2001).
 10.15 Second Amendment to the Registrant's 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to the Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 2001).
 10.16 Memorandum of Understanding, Charitable Gift Agreement, by and among the Registrant, the UC Riverside Foundation and the Regents of the University of California, dated as of June 7, 1999 (incorporated by reference to Exhibit 10.10 to the Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 2001).
 14.1   Code of Business Conduct and Ethics
 31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 --President.
 31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 --Treasurer
 32.1   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002--President.
 32.2   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002--Treasurer.

Reports on Form 8-K

None

              Principal Accountant fees and services
Item 14


The Company engaged Singer, Leewak, Greenbaum & Goldstein, LLP (SLGG) as its Independent Public accountants to audit the June 30, 2004 fiscal year. The estimated audit fee for the 2004 audit is $25,000. The following table sets forth fees for services SLGG provided during fiscal year

                                                 2004        2003
           Audit Fees(1)                      $ 40,138    $ 33,259
           Audit-related fees(2)                     0           0
           Tax fees(3)                           4,747       4,400
           All other fees(4)                         0           0
                                              --------    --------
                       Total                  $ 44,885    $ 37,659
                                              ========    ========

(1) Represents fees for professional services paid to SLGG provided in connection with the audit of Advanced Engine Technologies, Inc.'s (AET's) annual financial statements for 2003 and review of AET's quarterly financial statements, advice on accounting matters that arose during the audit and audit .


(2) During the fiscal 2003 year, AET did not incur any fees for assurance services not related to financial statement audits.

(3) Represents fees for services and advice provided in connection with preparation of AET's federal and state (California) tax returns.

(4) During 2003, the Company did not incur any other fees related to AET's financial statements and other services provided.

       Generally, the Audit Committee approves in advance audit and non-audit services to be provided by the Company's independent auditors. In other cases, in accordance with Rule 2-01(c)(7) of Securities and Exchange Commission Regulation S-X, the Audit Committee has delegated pre-approval authority to the Chairman of the Audit Committee for matters which arise or otherwise require approval between regularly scheduled meetings of the Audit Committee, provided that the Chairman report such approvals to the Audit Committee at the next regularly scheduled meeting of the Audit Committee.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ADVANCED ENGINE TECHNOLOGIES, INC.

       (Registrant)
By:                                  /s/ CARROLL SHELBY
                                     ------------------
                                         Carroll Shelby,
                                           President
Date:                                  September 28, 2004


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:               /s/ CARROLL SHELBY
                  ------------------
          Carroll Shelby, President and Director
Date:              September 28, 2004

By:              /s/ ALEXANDRIA PHILLIPS
                 -----------------------
          Alexandria Phillips, Treasurer and Director
Date:                September 28, 2004

By:              /s/ NOEL HOLMES
                 ---------------
              Noel Holmes, Director
Date:             September 28, 2004