Form 10QSB
period 2004-09-30
ADVANCED ENGINE TECHNOLOGIES INC
filed 2004-11-15
CIK 1043225

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB
                                   (Mark One)
              [X] Quarterly report under Section 13 or 15(d) of the
                Securities Exchange Act of 1934 For the quarterly
                               period ended September 30, 2004

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

Yes __ No __

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 33,815,000 shares of common stock, $0.001 par value per share, as of October 25, 2004.

            Transition Small Business Disclosure Format (check one):

Yes __ No _X_

                                     Part I
                              FINANCIAL INFORMATION

Item 1. Financial Statements.


                       ADVANCED ENGINE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS


                                                            Page
FINANCIAL STATEMENTS



       Balance Sheets                                          3
       Statements of Operations                                4
       Statements of Cash Flows                              5-6
       Notes to Financial Statements                         7-12

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
September 30, 2004 (unaudited) and June 30, 2004

                                                                                  September 30,      June 30,
ASSETS                                                                                2004            2004
                                                                                  ------------    ------------
                                                                                  (unaudited)
CURRENT ASSETS:
           Cash and equivalents                                                   $    437,157    $    401,358
           Deposit                                                                        --            97,500
           Prepaid and other                                                            42,347          70,053
                                                                                  ------------    ------------
                        Total current assets                                           479,504         568,911
                                                                                  ------------    ------------
           Due from related party                                                       21,000          21,000
           Property and equipment, net                                                 138,113         147,895
           Patents, net of accumulated amortization of $940,330 as of
                September 30, 2004 (unaudited) and $886,834 as of June 30, 2004        886,362         922,462
                                                                                  ------------    ------------
                        Total assets                                              $  1,524,979    $  1,660,268
                                                                                  ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

           Accounts Payable and accrued expenses                                  $     77,836    $     60,799
                                                                                  ------------    ------------
                        Total current liabilities                                       77,836          60,799
                                                                                  ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

           Common stock-50,000,000 shares authorized,
           33,790,000 issued and outstanding; $.001 par value
             as of September 30, 2004 (unaudited) and June 30, 2004                     33,790          33,790
           Additional paid-in capital                                               20,869,825      20,869,825
           Subscription receivable                                                  (5,350,500)     (5,700,500)
           Deficit accumulated during the development stage                        (14,105,972)    (13,603,646)
                                                                                  ------------    ------------
                        Total stockholders' equity                                   1,447,143       1,599,469
                                                                                  ------------    ------------
Total liabilities and stockholders' equity                                        $  1,524,979    $  1,660,268
                                                                                  ============    ============

The accompanying notes are an integral part of these financial statements.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2004 and 2003 (unaudited) and for the Period From September 23, 1996 (Inception) to September 30, 2004 (unaudited)

                                                   For the
                                             Three Months Ended          September 23,
                                                September 30,                1996
                                             -------------------          (Inception)
                                                                            Through
                                            2004           2003        September 30, 2004
                                        ------------   -------------   ------------------
                                        (unaudited)     (unaudited)       (unaudited)
Expenses:
          Operating                     $    206,976    $    206,792    $  5,446,161
          Research and development           296,093         123,612       4,155,127
          Stock grant                           --           232,500       4,650,000
          Write off of patent                   --              --            23,332
                                        ------------    ------------    ------------
Total expenses                               503,069         562,904      14,274,620
                                        ------------    ------------    ------------

Loss from operations                        (503,069)       (562,904)    (14,274,620)
                                        ------------    ------------    ------------

Other income
          Interest income                        743             356         169,581
          Loss on sale of fixed asset           --              --              (933)
                                        ------------    ------------    ------------
                                                 743             356         168,648
                                        ------------    ------------    ------------
Net loss                                $   (502,326)   $   (562,548)   $(14,105,972)
                                        ============    ============    ============

Basic and diluted net loss per share    $      (0.01)   $      (0.02)
                                        ============    ============

Weighted average number of common
  shares outstanding                      33,790,000      33,503,333
                                        ============    ============

The accompanying notes are an integral part of these financial statements.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
For the Three Months Ended September 30, 2004 and 2003 (unaudited) and for the Period From September 23, 1996 (Inception) to September 30, 2004 (unaudited)

                                                                        For the                 September 23,
                                                                   Three Months Ended               1996
                                                                      September 30,              (Inception)
                                                                   ------------------             Through
                                                                  2004             2003      September 30, 2004
                                                              -----------     ------------   ------------------
                                                              (unaudited)     (unaudited)      (unaudited)
Cash Flow from operating activities:
              Net loss                                        $   (502,326)   $   (562,548)   $(14,105,972)
Adjustments to
  reconcile net loss to
   net cash used in operating activities
              Stock grant expense                                     --           232,500       4,650,000
              Depreciation and amortization                         63,278          55,693       1,130,031
              Issuance of common stock for
                assets and services                                   --             4,674         791,620
              Net loss on sale of fixed asset                         --              --               933
              Stock options issued for services                       --              --           551,995
              Write off of patents                                    --              --            23,332
(Increase) decrease in:
        Due from related party                                        --              --           (21,000)
        Prepaid expenses                                            27,706          22,450         (42,347)
        Deposit                                                     97,500            --              --
Increase in
              Accounts payable and accrued expenses                 17,037          91,536          77,836
                                                              ------------    ------------    ------------
               Net cash flows used in
                   operating activities                           (296,805)       (155,695)     (6,943,572)
                                                              ------------    ------------    ------------
Cash flows from investing activities:
              Acquisition of patents                               (17,396)        (19,685)     (1,870,441)
              Purchase of property and equipment                      --           (89,438)       (308,730)
              Proceeds from sale of fixed assets                      --              --               400
                                                              ------------    ------------    ------------
               Net cash flows used in
                   investing activities                            (17,396)       (109,123)     (2,178,771)
                                                              ------------    ------------    ------------
Cash flow from financing activities:
              Proceeds from note payable                              --              --           500,000
              Proceeds from stock subscription receivable          350,000         375,000       4,649,500
              Repayment of notes payable                              --              --          (500,000)
              Repurchase of common stock                              --              --           (90,000)
              Proceeds from issuance of common stock                  --              --         5,000,000
                                                              ------------    ------------    ------------
               Net cash flows provided by
                 financing activities                              350,000         375,000       9,559,500
                                                              ------------    ------------    ------------

               Net increase in cash and equivalents                 35,799         110,182         437,157

               Cash and equivalents, at beginning of period        401,358          58,962            --
                                                              ------------    ------------    ------------

               Cash and equivalents, at end of period         $    437,157    $    169,144    $    437,157
                                                              ============    ============    ============

The accompanying notes are an integral part of these financial statements.

Supplemental Schedule of Non-Cash Investing and Financing Activities
--------------------------------------------------------------------

During the three months ended September 30, 2004 there were no non-cash transactions.

During the three months ended September 30, 2003, the Company:

Issued 200,000 (unaudited) shares of common stock to the University of California Riverside Foundation, which as of June 30, 2003 was treated as committed common stock under a stock grant agreement.

Retired 180,000 shares (unaudited) of common stock valued at $90,000 (unaudited) pursuant to a stock redemption agreement.

Issued 90,000 shares of common stock to its Board of Directors for services rendered during the fiscal year ended June 30, 2003.

During the period from September 23, 1996 (inception) through September 30, 2004 the Company:

Issued 1,000,000 shares (unaudited) of common stock valued at $4,650,000 (unaudited) to the University of California Riverside Foundation pursuant to a stock grant agreement. For the three months ended September 30, 2003 $232,500 of the total value had been expensed. The entire value of the common stock granted (unaudited) has been expensed on the statement of operations as of June 30, 2004.

Issued 21,170,000 (unaudited) shares of common stock for services and assets valued at $791,620 (unaudited).

Issued 90,000 shares of its common stock during the fiscal year ended June 30, 2004 to its directors for services rendered during the fiscal year ended June 30, 2003.

Issued 2,800,000 (unaudited) stock options valued at $551,995 (unaudited) for services.

Retired 180,000 shares (unaudited) of common stock valued at $90,000 (unaudited) pursuant to a stock redemption agreement.

Issued 61,534 shares of common stock valued at $18,604 (unaudited) that were treated as committed as of June 30, 2003.




The accompanying notes are an integral part of these financial statements.

Advanced Engine Technologies, Inc.
Notes to Financial Statements
September 30, 2004

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

On October 15, 2001, the Company entered into an agreement with OX2 LTD and the inventor of the OX2 engine to provide research and development products and services related to the OX2 engine (the "R and D Agreement"). OX2 LTD is wholly-owned by the inventor of the OX2 engine. Research and development activities include continued maintenance of the first and second performing test engines as well as design and development of three additional OX2 test engines. The agreement also calls for the design and manufacturing of new and advanced components for the test engines. In addition, the Company has contracted with the inventor of the OX2 engine to provide consulting services for the sum of eighty thousand dollars ($80,000) per annum. For the three months ended September 30, 2004 and 2003 the Company paid $20,000 per period in connection with consulting services under this agreement.

On August 13, 2004, the Company entered into an agreement with Danotek Motion Technologies, to co-develop a 30 kilowatt integrated generator unit. The agreement calls for the production of three prototype generator components that will produce 30kw of power in a significantly scaled down and proportional version that can be affixed to the Company's OX2 engine.


The development of the three 30 kilowatt integrated generator prototypes is expected to be completed by June 2005 at an anticipated expense to the Company of $325,000. The Company will also retain all intellectual property rights pertaining to this development initiative. For the three months ended September 30, 2004 $162,500 was paid on this contract and is recorded as a research and development expenditure in the statement of operations.


As of September 30, 2004, the Company's operations consisted of engineering, testing, marketing and development of the OX2 combustion engine for commercial applications and raising any necessary capital investments. Management does not expect to generate significant sales revenue during the year ending June 30, 2005. Accordingly, planned principal operations have not commenced.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Unaudited Financial Information
---------------------------------------

The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company's financial position, the results of operations, and cash flows for the periods presented. The results of operations for the three months

Advanced Engine Technologies, Inc.
Notes to Financial Statements
September 30, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ended September 30, 2004 are not necessarily indicative of results for the entire fiscal year ending June 30, 2005.

The information with respect to the three months ended September 30, 2004 and 2003 is unaudited.

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

The Company maintains its cash balances at a bank located in Southern California. The balances at the bank are insured by the Federal Deposit Insurance Corporation up to $100,000. At times, cash balances are in excess of the insured limit. As of September 30, 2004 the Company exceeded the FDIC limit by $337,157.

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

For the three months ended September 30, 2004 and 2003 and from the period from September 23, 1996 (inception) through September 30, 2004, the Company had the following patent activity, net of patent write-offs:

Advanced Engine Technologies, Inc.
Notes to Financial Statements
September 30, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                                                   Period from
                                                September 23, 1996
                  For the three months ended   (Inception) through
                        September 30,:          September 30, 2004
                 ---------------------------   -------------------
                    2004            2003
                (Unaudited)      (Unaudited)
Additions         $17,396          $19,685          $1,826,693
                  =======          =======          ==========
Amortization      $53,496          $49,060            $886,834
                  =======          =======          ==========

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

Concentration of Credit Risk
----------------------------

At September 30, 2004, a subscription receivable in the amount of $5,350,500 (unaudited) is due from one party.

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


The Company has no proforma expense for the three months ended September 30, 2004 and 2003, as options issued in the prior years vested immediately. Therefore, the proforma expense related to those options was recognized in the year they were granted.

Income Taxes
------------

The Company uses the asset and liability method of accounting for income taxes. The asset and liability method accounts for deferred income taxes by applying enacted statutory rates in effect for periods in which the difference between the book value and the tax bases of assets and liabilities are scheduled to reverse. The resulting deferred tax

Advanced Engine Technologies, Inc.
Notes to Financial Statements
September 30, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

asset or liability is adjusted to reflect changes in tax laws or rates. Because the Company has incurred losses from operations, no benefit is realized for the tax effect of any deferred tax assets due to the uncertainty of its realization.

Loss per Share
--------------

Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed in a manner similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The following potential common shares have been excluded from the computation of diluted loss per share or the three months ended September 30, 2004 and 2003 because they are anti-dilutive:

                                   2004               2003
                                 ----------         ---------
                                (unaudited)        (unaudited)
Stock Options                    7,675,000          7,675,000
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

Recent Accounting Pronouncements
--------------------------------

There have been no material changes to our disclosure of recent accounting pronouncements provided in Management's Discussion and Analysis contained in our Annual Report on Form 10-K for the year ended June 30, 2004.

NOTE 3--PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2004 (unaudited) and June 30, 2004 consisted of the following:

                                       September 30,       June 30,
                                           2004             2004
                                       (unaudited)
                                       -----------        ----------

Furniture                              $   7,523          $   7,523
Software                                  25,568             25,568
Computer equipment                        51,477             51,477
Manufacturing equipment and tooling      214,161            214,161
                                        --------          ---------
                                         298,729            298,729
Less: accumulated depreciation          (160,616)          (150,834)
                                        --------          ---------
 Total                                 $ 138,113          $ 147,895
                                       =========          =========

Advanced Engine Technologies, Inc.
Notes to Financial Statements
September 30, 2004

NOTE 3--PROPERTY AND EQUIPMENT (continued)


Depreciation expense was $9,782 (unaudited) and $6,643 (unaudited) for the three months ended September 30, 2004 and 2003, respectively.

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

Expense in the grant was recognized ratably over a five-year period based upon an estimated fair value at the date of the grant of $4.65 per share. This estimate of its fair value is based upon the tracking price of the stock on the grant date of $7.75 per share, less a 40% discount because the stock was restricted, the Company's stock had a very low trading volume at the time of the grant agreement, and the Company was still in the development stage. During the period from September 23, 1996 (inception) to September 30, 2004, the Company recognized total expense on the stock grant of $4,650,000 (unaudited), including $232,500 for the three months ended September 30, 2003. This grant was fully amortized as of June 30, 2004.

In connection with the R & D Agreement described in Note 1, the Company had the option to repurchase from Steven Charles Manthey, the Inventor, or his affiliates, 240,000 shares of common stock of the Company at $2.00 per share. The Company has allocated its $2.00 per share repurchase price as follows: $.50 per share for redemption of common shares and $1.50 per share as research and development expense. The $.50 common share redemption price is based on the fair market value of the common shares as of the date of the R & D Agreement. As of September 30, 2003, the Company had repurchased 180,000 (unaudited) shares of common stock under the R & D Agreement. The Company did not redeem any shares for the three months ended September 30, 2004. On August 12, 2003 stock certificates representing the 180,000 (unaudited) repurchased shares were cancelled.

In August 2003, the Company issued 90,000 shares to its Board of Directors for services rendered. Of these 90,000 shares, 61,534 shares or $18,604 were issued from committed common stock. The Company recorded compensation expense of $4,674 and prepaid compensation of $2,723 as of and for the three months ended September 30, 2003. The prepaid compensation of $2,723 was amortized to expense through June 30, 2004.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company has paid research and development costs and rent to a company owned by its current President in the amount of $1,361,929 from September 23, 1996 (inception) to September 30, 2004, including $103,601 (unaudited) and $83,204 (unaudited) for the three months ended September 30, 2004 and 2003, respectively.


The Company has paid for services to a company that is a stockholder in the amount of $71,956 (unaudited) for the period from September 23, 1996 (inception) to September 30, 2004.


At September 30, 2004, the Company had an outstanding receivable from the legal corporation owned by its Secretary of $21,000 for reimbursement of remodeling costs on office space that the Company and its Secretary share.

The Company shares office space with a legal corporation that is legal counsel to the Company and of which its Secretary is a principal. For the period from September 23, 1996 (inception) to September 30, 2004, the Company

Advanced Engine Technologies, Inc.
Notes to Financial Statements
September 30, 2004

NOTE 5 - RELATED PARTY TRANSACTIONS (continued)


incurred legal fees, rent, and other reimbursement costs of $642,629, including $26,032 and $18,076 for the three months ended September 30, 2004 and 2003, respectively.

For each three-month period ended September 30, 2004 and 2003, the Company paid a director $20,000 in connection with consulting services (see Note 1). In addition the Company paid $360,000 to a company wholly-owned by such director for the repurchase of 180,000 shares of common stock from the director in connection with the R&D agreement (see Note 1). Of the $360,000 paid, $270,000 has been charged to research and development expense from September 23, 1996 (inception) to September 30, 2004. No shares were redeemed during the three months ended September 30, 2004.

The Company paid consulting fees to its former President and director and a current stockholder in the amount of $293,503 from September 23, 1996 (inception) to June 30, 2001. No consulting fees were paid for the years ended June 30, 2004, 2003 and 2002 and for the three months ended September 30, 2004.

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

Cautionary Statement
--------------------

You should read the following discussion and analysis in conjunction with the Financial Statements and related notes thereto contained elsewhere in this Form 10-QSB ("Report"). The information in this Report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the SEC, including our Annual Report on Securities and Exchange Commission ("SEC") Form 10-KSB for the year ended June 30, 2004.

The section entitled "Risk Factors" set forth in this Report and similar discussions in our Annual Report on Form 10-KSB for the year ended June 30, 2004 and in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this Report and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment.

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

Plan of Operation
-----------------

We plan to continue the research and development of our OX2 engine prototype during the 2005 fiscal year. On October 15, 2001 we entered into an agreement with OX2 Engine Development PTY, LTD, an Australian Company ("OX2 LTD"), and Steven Charles Manthey, the inventor of the OX2 engine, to provide research and development products and services related to the OX2 engine. OX2 LTD is wholly-owned by Mr. Manthey. The agreement was amended in January 2002 and April 2002. Research and development activities under the agreement include continued maintenance of the first and second OX2 Engine Prototypes as well as design and development of three additional OX2 Engine Prototypes. In consideration for the services provided by Mr. Manthey and OX2 under the agreement, we will repurchase from Mr. Manthey, or his affiliates, 240,000 shares of Common Stock, at $2 per share. We have allocated the $2 per share repurchase price as follows: $.50 per share for the redemption of shares of Common Stock and $1.50 per share as research and development expense. The $.50 common share redemption price is based on the fair market value of the Common Stock as of the agreement date. In addition, Mr. Manthey provides consulting services under the agreement for the sum of $80,000 per annum. As of September 30, 2004, we have repurchased 180,000 shares of common stock for $360,000 under this agreement. No stock under this agreement was repurchased for the three months ended September 30, 2004. For the three months ended September 30, 2004 and 2003 we paid $20,000 in each period in connection with consulting service under this agreement.

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

On August 13, 2004, the Company entered into an agreement with Danotek Motion Technologies, to co-develop a 30 kilowatt integrated generator unit. The agreement calls for the production of three prototype generator components that will produce 30kw of power in a significantly scaled down and proportional version that can be affixed to the Company's OX2 engine.

The development of the three 30 kilowatt integrated generator prototypes is expected to be completed by June, 2005 at an anticipated expense to the Company of $325,000. The Company will also retain all intellectual property rights pertaining to this development imitative. For the three months ended September 30, 2004 $162,500 was paid on this contract and such amount is recorded as a research and development expenditure in the statement of operations for the three months ended September 30, 2004.

We have spent $296,093 and $123,612, respectively, for the three months ended September 30, 2004 and 2003 on research and development for the OX2 engine. For the period from September 23, 1996 (Inception) through September 30, 2004 we have spent $4,155,127 on research and development activities.

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

We expect that our cash flow requirements to fund general operations in the fiscal year ending June 30, 2005 will total approximately $1,500,000, including outside consulting fees and expenditures for equipment. We expect to fund these costs with our cash or cash equivalent reserves, which were $437,157 as of September 30, 2004. The Company also has available a $5,350,500 stock subscription receivable from the R.E. & M. Petersen Trust DTD 1/17/83 (the "Petersen Trust") which may be drawn upon at the discretion of the Board of Directors. The Petersen Trust has executed a promissory note and security agreement for the sole purpose of paying down the stock subscription receivable balance. The Board of Directors, at its discretion, may draw down upon the secured promissory note at any time to further the research, development and/or commercial application of the Company's engine(s). Our cost estimates do not include provisions for any contingencies or unexpected expenses that may arise or any unanticipated increases in costs.

Our net loss since inception (September 23, 1996) is $14,105,972. Our net loss for the three months ended September 30, 2004 is $502,326.

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

We assess the fair value and recoverability of our long-lived assets, including patents, whenever events and circumstances indicate the carrying value of an asset may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. In doing so, we make assumptions and estimates regarding future cash flows and other factors to make our determination. The fair value of our long-lived assets and patents is dependent upon the forecasted performance of our business, changes in the automotive industries, and the overall economic environment. When we determine that the carrying value of our long-lived assets may not be recoverable, we measure any impairment based upon the excess of the carrying value that exceeds the estimated fair value of the assets. As a result of these reviews, we have not yet recognized any impairment losses as of September 30, 2004.

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

OUR CASH OR CASH EQUIVALENTS RESERVES MAY NOT BE ADEQUATE TO COVER OUR COSTS OF OPERATIONS. To date, we have covered our operating losses by privately placing securities. We expect to fund our general operations and marketing activities for 2004 with our current cash and cash equivalents reserves, which were obtained from the sale of securities and were $437,157 as of September 30, 2004. We also have a $5,350,500 stock subscription receivable from the R.E.& M. Petersen Living Trust DTD 1/17/83 (the "Petersen Trust"), which may be drawn upon at the discretion of our Board of Directors. The Petersen Trust has executed a promissory note and security agreement for the sole purpose of paying down the stock subscription receivable balance. However, our cost estimates do not include provisions for any contingencies, unexpected expenses or increases in costs that may arise. If our cash and cash equivalent reserves are exhausted, we plan to request payments on the subscription receivable as funds are required for operations.

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

WE HAVE A HISTORY OF LOSSES. We have a history of operating losses and an accumulated deficit, as of September 30, 2004, of $14,105,972. Our ability to generate revenues and profits is subject to the risks and uncertainties encountered by development stage companies.

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

OUR PRINCIPAL SHAREHOLDERS CAN EXERCISE SIGNIFICANT CONTROL OVER US AND COULD LIMIT THE ABILITY OF OUR OTHER SHAREHOLDERS TO INFLUENCE THE OUTCOME OF TRANSACTIONS REQUIRING A SHAREHOLDER VOTE. As of September 30, 2004 approximately 90% of our outstanding Common Stock was owned by our executive officers, directors and principal shareholders. These shareholders will have the ability to exercise influence over all matters requiring approval by our shareholders, including the election of directors and approval of significant corporate transactions.

Recent Accounting Pronouncements:

There have been no material changes to our disclosure of recent accounting pronouncements provided in Management's Discussion and Analysis contained in our Annual Report on Form 10-K for the year ended June 30, 2004.


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

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.


Item 5. Other Information.

None.

Item 6. Exhibits and Reports on 8-K

Exhibits
--------
Number  Description

3.1 Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form 10-SB12G, filed on December 17, 1998).
3.2 Form of Amended and Restated By-Laws of the Registrant (this is a compilation of the Registrant's By-Laws reflecting amendments made on December 7, 1999 and November 16, 2000) (incorporated by reference to
       Exhibit 3.2 to the Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 2001).
10.1 Cancellation of the issuance of 19,000,000 shares of the Registrant's Common Stock (incorporated by reference to Exhibit 10.2 to the Registrant's Report on Form 10-KSB for the fiscal year ended June 30,
       1999).
10.2 Deed of Agreement Concerning the Patents, Licensing and Research and Development in Relation to the OX2 Engine, by and among the Registrant, Advanced Engine Technology Pty. Ltd. AN 063 092 759, OX2 Intellectual Property Inc., and OX2 Engine (Distribution) Limited, dated as of May 12, 1999 (incorporated by reference to Exhibit 10.2 to the Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 1999).
10.3 Joint Venture Agreement by and between the Registrant and Carroll Shelby, dated as of July 15, 1998 (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form 10-SB12G, filed on December 17, 1998).
10.4 Agreement by and between the Registrant and Steven Charles Manthey, dated as of May 23, 2000 (incorporated by reference to Exhibit 10.4 to the Registrant's Report on Form 10-KSB for the fiscal year ended June 30,
       2000).
10.5 Release Agreement by and among the Registrant, Advanced Engine Technology Pty. Ltd. and Steven Charles Manthey, dated as of May 23, 2000 (incorporated by reference to Exhibit 10.5 to the Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 2000).
10.6 Agreement for Performance of Technology Development Services by Independent Contractors by and among the Registrant, Steven Charles Manthey and OX2 Engine Development PTY Limited, dated as of October 15, 2001 (incorporated by reference to Exhibit 10.6 to the Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 2002).
10.7 First Amendment to Agreement for Performance of Technology Development Services by Independent Contractors by and among the Registrant, Steven Charles Manthey and OX2 Engine Development PTY Limited, dated as of January 24, 2002 (incorporated by reference to Exhibit 10.7 to the Registrant's Report on Form 10-KSB for the fiscal year ended June 30,
       2002).
10.8 Second Amendment to Agreement for Performance of Technology Development Services by Independent Contractors by and among the Registrant, Steven Charles Manthey and OX2 Engine Development PTY Limited, dated as of

       April 2002 (incorporated by reference to Exhibit 10.8 to the Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 2002).
10.9   Share Subscription Agreement by and between the Registrant and the R.E.&
       M. Petersen Living Trust DTD 1/17/83 (incorporated by reference to
       Exhibit 10.6 to the Registrant's Report on Form 10-QSB filed on November 14, 2000).
10.10 Promissory Note of The Robert E. and Margaret M. Petersen Trust in favor of the Registrant, dated September 1, 2001 (incorporated by reference to Exhibit 10.10 to the Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 2002).
10.11 Security Agreement of The Robert E. and Margaret M. Petersen Trust in favor of the Registrant (incorporated by reference to Exhibit 10.11 to the Registrant's Report on Form 10-KSB for the fiscal year ended June 30,
       2002).
10.12  Registrant's 2000 Stock Incentive Plan (incorporated by reference to
       Exhibit 4.1 to the Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 2000).
10.13 Form of Stock Option Agreement (incorporated by reference to Exhibit10.13 to the Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 2002).
10.14 First Amendment to the Registrant's 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 2001).
10.15 Second Amendment to the Registrant's 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to the Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 2001).
10.16 Memorandum of Understanding, Charitable Gift Agreement, by and among the Registrant, the UC Riverside Foundation and the Regents of the University of California, dated as of June 7, 1999 (incorporated by reference to Exhibit 10.10 to the Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 2001).
10.17 Agreement by and between the Registrant and Danoteck Motion Technologies, dated as of August 13, 2004.
14.1   Code of Business Conduct and Ethics
31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002--President.
31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002--Treasurer 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002--President.
32.2   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
       Section 906 of the Sarbanes-Oxley Act of 2002--Treasurer.


Reports of Form 8-K
-------------------

A Current Report on Form 8-K, reporting an items 1.01 disclosure, was filed on September 24, 2004.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       ADVANCED ENGINE TECHNOLOGIES, INC.
                                  (Registrant)





Date: November 15, 2004          By:  /s/ Carroll Shelby
                                      ------------------
                                      Carroll Shelby, President and Director


Date: November 15, 2004          By: /s/ Alexandria Phillips
                                     -----------------------
                                     Alexandria Phillips, Treasurer and Director