Form 10QSB
period 2004-12-31
ADVANCED ENGINE TECHNOLOGIES INC
filed 2005-02-14
CIK 1043225

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB
                                   (Mark One)
  [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended December 31, 2004

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

Yes __ No __

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 33,855,000 shares of common stock, $0.001 par value per share, as of February 1, 2005.

            Transition Small Business Disclosure Format (check one):
Yes __ No _X_

                                     Part I
                              FINANCIAL INFORMATION

Item 1. Financial Statements.


                       ADVANCED ENGINE TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS


FINANCIAL STATEMENTS                                       Page

     Balance Sheets                                          3
     Statements of Operations                                4
     Statements of Cash Flows                              5-6
     Notes to Financial Statements                         7-14

ADVANCED ENGINE TECHNOLOGIES, INC
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
December 31, 2004 (unaudited) and June 30, 2004

                                                                                     December 31,      June 30,
ASSETS                                                                                   2004            2004
                                                                                     (unaudited)
                                                                                     ------------    ------------
CURRENT ASSETS:
            Cash and equivalents                                                     $    303,072    $    401,358
            Deposits                                                                         --            97,500
            Prepaid and other                                                             193,366          70,053
                                                                                     ------------    ------------
                         Total current assets                                             496,438         568,911
                                                                                     ------------    ------------
            Due from related party                                                         21,000          21,000
            Property and equipment, net                                                   151,363         147,895
            Patents, net of accumulated amortization of $993,988 as of
                 December 31, 2004 (unaudited) and $886,834 as of June 30, 2004           835,925         922,462
                                                                                     ------------    ------------
                         Total assets                                                $  1,504,726    $  1,660,268
                                                                                     ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

            Accounts payable and accrued expenses                                    $     55,474    $     60,799
                                                                                     ------------    ------------
                         Total current liabilities                                         55,474          60,799
                                                                                     ------------    ------------



STOCKHOLDERS' EQUITY
            Common stock-50,000,000 shares authorized,
            33,830,000 issued and outstanding; $.001 par value
              as of December 31, 2004 (unaudited) and 33,790,000
               issued and outstanding; $.001 par value June 30, 2004                       33,830          33,790
            Additional paid-in capital                                                 20,879,385      20,869,825
            Subscription receivable                                                    (4,900,500)     (5,700,500)
            Deficit accumulated during the development stage                          (14,563,463)    (13,603,646)
                                                                                     ------------    ------------
                         Total stockholders' equity                                     1,449,252       1,599,469
                                                                                     ------------    ------------
Total liabilities and stockholders' equity                                           $  1,504,726    $  1,660,268
                                                                                     ============    ============

The accompanying notes are an integral part of these financial statements.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
For the Three and Six Months Ended December 31, 2004 and 2003 (unaudited) and for the Period From September 23, 1996 (Inception) to December 31, 2004 (unaudited)

                                                  For the                         For the
                                            Three Months Ended                Six Months Ended         September 23,
                                                December 31,                    December 31,               1996
                                          -----------------------         -----------------------       (Inception)
                                                                                                          Through
                                           2004            2003            2004            2004       December 31, 2004
                                       ------------    ------------    ------------    ------------    ------------
                                       (unaudited)      (unaudited)     (unaudited)     (unaudited)     (unaudited)
Expenses:
       Operating                       $    312,482    $    202,421    $    519,458    $    409,213    $  5,758,643
       Research and development             145,656         133,681         441,749         257,293       4,300,783
       Stock grant                             --           232,500            --           465,000       4,650,000
       Write-off of patent                     --              --              --              --            23,332
                                       ------------    ------------    ------------    ------------    ------------
Total expenses                              458,138         568,602         961,207       1,131,506      14,732,758
                                       ------------    ------------    ------------    ------------    ------------

Loss from operations                       (458,138)       (568,602)       (961,207)     (1,131,506)    (14,732,758)

Other income:
       Interest income                          647             415           1,389             770         170,228
       Loss on sale of fixed asset                                                                             (933)
                                       ------------    ------------    ------------    ------------    ------------

Net loss                               $   (457,491)   $   (568,187)   $   (959,818)   $ (1,130,736)   $(14,563,463)
                                       ============    ============    ============    ============    ============

Basic and diluted net loss per share   $      (0.01)   $      (0.02)   $      (0.03)   $      (0.03)
                                       ============    ============    ============    ============

Weighted average number of common
  shares outstanding                     33,800,549      33,790,000      33,795,217      33,712,065
                                       ============    ============    ============    ============

The accompanying notes are an integral part of these financial statements.

ADVANCED ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
For the Six Months Ended December 31, 2004 and 2003 (unaudited) and for the Period From September 23, 1996 (Inception) to December 31, 2004 (unaudited)

                                                                           For the                September 23,
                                                                      Six Months Ended               1996
                                                                         December 31,              (Inception)
                                                                      ----------------               Through
                                                                     2004            2003        December 31, 2004
                                                                 ------------    ------------    -----------------
                                                                 (unaudited)      (unaudited)    (unaudited)
Cash Flow from operating activities:
              Net loss                                           $   (959,818)   $ (1,130,736)   $(14,563,463)
Adjustments to
  reconcile net loss to
   net cash used in operating activities
              Stock grant expense                                        --           465,000       4,650,000
              Depreciation and amortization                           126,543         117,058       1,193,295
              Issuance of common stock for
                assets and services                                     9,600           7,397         801,220
              Net loss on sale of fixed assets                           --              --               933
              Stock options issued for services                          --              --           551,995
              Write off of patents                                       --              --            23,332
(Increase) decrease in                                                   --              --
        Due from related party                                           --              --           (21,000)
        Prepaid expenses                                             (123,313)        (58,842)       (193,366)
        Deposits                                                       97,500            --
Increase in
              Accounts payable and accrued expenses                    (5,325)        (24,048)         55,474
                                                                 ------------    ------------    ------------
               Net cash flows used in
                   operating activities                              (854,813)       (624,171)     (7,501,580)
                                                                 ------------    ------------    ------------
Cash flows from investing activities:
              Acquisition of patents                                  (20,616)        (46,335)     (1,873,661)
              Purchase of property and equipment                      (22,857)       (106,577)       (331,587)
              Proceeds from sale of fixed assets                                                          400
                                                                 ------------    ------------    ------------
               Net cash flows used in
                   investing activities                               (43,473)       (152,912)     (2,204,848)
                                                                 ------------    ------------    ------------
Cash flow from financing activities:
              Proceeds from note payable                                 --              --           500,000
              Proceeds from stock subscription receivable             800,000         812,000       5,099,500
              Repayment of notes payable                                 --              --          (500,000)
              Repurchase of common stock                                 --              --           (90,000)
              Proceeds from issuance of common stock                     --              --         5,000,000
                                                                 ------------    ------------    ------------
               Net cash flows provided by
                 financing activities                                 800,000         812,000      10,009,500
                                                                 ------------    ------------    ------------

               Net increase (decrease) in cash and equivalents        (98,286)         34,917         303,072

               Cash and equivalents, at beginning of period           401,358          58,962            --
                                                                 ------------    ------------    ------------

               Cash and equivalents, at end of period            $    303,072    $     93,879    $    303,072
                                                                 ============    ============    ============

Supplemental Schedule of Non-Cash Investing and Financing Activities
--------------------------------------------------------------------

During the six months ended December 31, 2004 the Company issued 40,000 shares to its directors (including one director that is also an officer) for services rendered. Total compensation recorded for the grant of these shares is $9,600.

During the six months ended December 31, 2003, the Company:

Issued 200,000 (unaudited) shares of common stock to the University of California Riverside Foundation, which as of June 30, 2003 was treated as committed common stock under a stock grant agreement.

Retired 180,000 shares (unaudited) of common stock valued at $90,000 (unaudited) pursuant to a stock redemption agreement.

During the period from September 23, 1996 (inception) through December 31, 2004 the Company:

Issued 1,000,000 shares (unaudited) of common stock valued at $4,650,000 (unaudited) to the University of California Riverside Foundation pursuant to a stock grant agreement. For the six months ended December 31, 2003 $465,000 of the total value had been expensed. The entire value of the common stock granted (unaudited) has been expensed on the statement of operations as of June 30, 2004.

Issued 21,210,000 (unaudited) shares of common stock for services and assets valued at $801,220 (unaudited).

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

Advanced Engine Technologies, Inc.
Notes to Financial Statements
December 31, 2004

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

On October 15, 2001, the Company entered into a three year agreement with OX2 LTD and the inventor of the OX2 engine to provide research and development products and services related to the OX2 engine (the "R and D Agreement"). OX2 LTD is wholly-owned by the inventor of the OX2 engine. Research and development activities include continued maintenance of the first and second performing test engines as well as design and development of three additional OX2 test engines. The agreement also calls for the design and manufacturing of new and advanced components for the test engines. In addition, the Company has contracted with the inventor of the OX2 engine to provide consulting services for the sum of eighty thousand dollars ($80,000) per annum. For the three and six months ended December 31, 2004 the Company paid $6,684 and $20,686, respectively, in connection with consulting services under this agreement. This agreement ended October 15, 2004 and the Company is in the process of negotiating a new R and D agreement with OX2 LTD.

On August 13, 2004, the Company entered into an agreement with Danotek Motion Technologies, to co-develop a 30 kilowatt integrated generator unit. The agreement calls for the production of three prototype generator components that will produce 30kw of power in a significantly scaled down and proportional version that can be affixed to the Company's OX2 engine.

The development of the three 30 kilowatt integrated generator prototypes is expected to be completed by June 2005 at an anticipated expense to the Company of $325,000. The Company will also retain all intellectual property rights pertaining to this development initiative. For the three and six months ended December 31, 2004 $65,000 and $227,500, respectively, was paid on this contract and is recorded as a research and development expenditure in the statement of operations.

As of December 31, 2004, the Company's operations consisted of engineering, testing, marketing and development of the OX2 combustion engine for commercial applications and raising any necessary capital investments. Management does not expect to generate significant sales revenue during the year ending June 30, 2005. Accordingly, planned principal operations have not commenced.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Unaudited Financial Information
---------------------------------------

The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company's financial position, the results of operations, and cash flows for the periods presented. The results of operations for the three months

Advanced Engine Technologies, Inc.
Notes to Financial Statements
December 31, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ended December 31, 2004 are not necessarily indicative of results for the entire fiscal year ending June 30, 2005.

The information with respect to the three and six months ended December 31, 2004 and 2003 is unaudited.

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

The Company maintains its cash balances at a bank located in Southern California. The balances at the bank are insured by the Federal Deposit Insurance Corporation up to $100,000. At times, cash balances are in excess of the insured limit. As of December 31, 2004 the Company exceeded the FDIC limit by $203,072.

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

For the three and six months ended December 31, 2004 and 2003 and from the period from September 23, 1996 (inception) through December 31, 2004, the Company had the following patent activity, net of patent write-offs:

Advanced Engine Technologies, Inc.
Notes to Financial Statements
December 31, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                                                                                         Period from
                                                                                     September 23, 1996
                  For the three months ended      For the six months ended           (Inception) through
                        December 31,:                     December 31,:               December 31, 2004
                  --------------------------      ------------------------           ------------------
                       2004          2003           2004            2003
                   (Unaudited)    (Unaudited)    (Unaudited)     (Unaudited)
Additions            $3,220        $26,652         $20,616         $46,335               $1,829,913
                     ======        =======         =======         =======               ==========

Amortization        $53,657        $50,218        $107,154         $99,277                 $940,491
                    =======        =======        ========         =======                 ========

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

Concentration of Credit Risk
----------------------------

At December 31, 2004, a subscription receivable in the amount of $4,900,500 (unaudited) is due from one party.

Stock-Based Compensation
------------------------

Currently the Company accounts for its equity transactions under SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the Company elects to continue using the current implicit value accounting method specified in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation.

The Company has elected to use the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation.

The Company has no pro forma expense for the three and six months ended December 31, 2004 and 2003, as options issued in the prior years vested immediately. Therefore, the pro forma expense related to those options was recognized in the year they were granted.

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

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R),"Share-Based Payment". SFAS 123(R) amends SFAS No. 123,"Accountung for Stock-Based Compensation", and APB Opinion 25,"Accounting for Stock Issued to Employees." SFAS No.123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share- based payment transactions in which an entity acquires goods or services by issuing

Advanced Engine Technologies, Inc.
Notes to Financial Statements
December 31, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective (1) for public companies qualifying as small business issuers under the rules and regulation of the Securities and Exchange Commission (the "SEC"), as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company's financial statement.

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

Loss per Share
--------------

Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed in a manner similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The following potential common shares have been excluded from the computation of diluted loss per share or the three months and six months ended December 31, 2004 and 2003 because they are anti-dilutive:

                            2004               2003
                          ----------        -----------
                         (unaudited)        (unaudited)
Stock Options             7,675,000          7,675,000
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

Recently Issued Accounting Pronouncements
-----------------------------------------

SFAS No. 151
------------

In November 2004, the FASB issued SFAS No. 151,"Inventory Costs". SFAS No. 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB No. 43, Chapter 4,"Inventory Pricing". Paragraph 5 of ARB No. 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This
Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of

Advanced Engine Technologies, Inc.
Notes to Financial Statements
December 31, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Since the Company currently has no inventory management does not expect adoption of SFAS No. 151 to have a material impact on the Company's financial statements.

SFAS No. 152
------------

In December 2004, the FASB issued SFAS No. 152,"Accounting for Real Estate Time-Sharing Transactions". The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2,"Accounting for Real Estate Time-Sharing Transactions". SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS No. 66,"Accounting for Sales of Real Estate", for real estate time-sharing transactions. SFAS No. 152 amends Statement No. 66 to reference the guidance provided in SOP 04-2. SFAS No. 152 also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS No. 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. This statement is not applicable to the Company.

SFAS No. 153
------------

In December 2004, the FASB issued SFAS No. 153,"Exchanges of Nonmonetary Assets," an amendment to Opinion No. 29,"Accounting for Nonmonetary Transactions". Statement No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS No. 153 to have a material impact on the Company's financial statements.

 SFAS No. 123(R)
 ---------------

In December 2004, the FASB issued SFAS No. 123(R),"Share-Based Payment". SFAS 123(R) amends SFAS No. 123,"Accountung for Stock-Based Compensation", and APB Opinion 25,"Accounting for Stock Issued to Employees." SFAS No.123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company's financial statements.

Advanced Engine Technologies, Inc.
Notes to Financial Statements
December 31, 2004

NOTE 3--PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2004 (unaudited) and June 30, 2004 consisted of the following:

                                      December 31,  June 30,
                                         2004        2004
                                      (unaudited)
                                      ----------   ---------

Furniture                             $   7,523    $   7,523
Software                                 25,568       25,568
Computer equipment                       56,926       51,477
Manufacturing equipment and tooling     231,569      214,161
                                      ---------    ---------
                                        321,586      298,729
Less: accumulated depreciation         (170,223)    (150,834)
                                      ---------    ---------
 Total                                $ 151,363    $ 147,895
                                      =========    =========

Depreciation expense for the three and six months ended December 31, 2004 was $9,606 (unaudited) and $19,389 (unaudited), respectively. Depreciation expense for the three and six months ended December 31, 2003 was $11,147 (unaudited) and $17,781 (unaudited), respectively.

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

Expense in the grant was recognized ratably over a five-year period based upon an estimated fair value at the date of the grant of $4.65 per share. This estimate of its fair value is based upon the tracking price of the stock on the grant date of $7.75 per share, less a 40% discount because the stock was restricted, the Company's stock had a very low trading volume at the time of the grant agreement, and the Company was still in the development stage. During the period from September 23, 1996 (inception) to December 31, 2004, the Company recognized total expense on the stock grant of $4,650,000 (unaudited), including $232,500 and $465,000 for the three and six months ended December 31, 2003. This grant was fully amortized as of June 30, 2004.

In connection with the R & D Agreement described in Note 1, the Company had the option to repurchase from Steven Charles Manthey (the inventor of the OX2 engine), or his affiliates, 240,000 shares of common stock of the Company at $2.00 per share. The Company has allocated its $2.00 per share repurchase price as follows: $.50 per share for redemption of common shares and $1.50 per share as research and development expense. The $.50 common share redemption price is based on the fair market value of the common shares as of the date of the R & D Agreement. As of December 31, 2004, the Company had repurchased 180,000 (unaudited) shares of common stock under the R & D Agreement. The Company did not redeem any shares for the three and six months ended December 31, 2004. On August 12, 2003 stock certificates representing the 180,000 (unaudited) repurchased shares were cancelled.

In August 2003, the Company issued 90,000 shares to its Board of Directors for services rendered. Of these 90,000 shares, 61,534 shares or $18,604 were issued from committed common stock. The Company recorded compensation expense of $4,674 and prepaid compensation of $2,723 during the six months ended December 31, 2003.

The Advanced Engine Technologies, Inc.
Notes to Financial Statements
December 31, 2004

The prepaid compensation of $2,723 was amortized to expense through June 30, 2004.

In December 2004 the Company issued 40,000 shares to its directors (including one director that is also an officer). This transaction was recorded as compensation of $9,600 during the three and six months ended December 31, 2004.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company has paid research and development costs and rent to a company owned by its current President in the amount of $1,471,226 from September 23, 1996 (inception) to December 31, 2004, including $109,297 (unaudited) and $212,898 (unaudited) for the three and six months ended December 31, 2004 and $103,464 and $186,558 for the three and six months ended December 31, 2003, respectively.

The Company has paid for services to a company that is a stockholder in the amount of $71,956 (unaudited) for the period from September 23, 1996 (inception) to December 31, 2004.

At December 31, 2004, the Company had an outstanding receivable from the legal corporation owned by its Secretary of $21,000 for reimbursement of remodeling costs on office space that the Company and its Secretary share.

The Company shares office space with a legal corporation that is legal counsel to the Company and of which its Secretary is a principal. For the period from September 23, 1996 (inception) to December 31, 2004, the Company incurred legal fees, rent, and other reimbursement costs of $671,889, including $29,260 and $55,292 for the three and six months ended December 31, 2004, respectively and $20,246 and $38,322, for the three and six months ended December 31, 2003, respectively.

For the three and six month periods ended December 31, 2004, the Company paid a director $6,686 and $26,684, respectively in connection with consulting services. For the three and six month periods ended December 31, 2003, the Company paid a director $13,331 and $33,330, respectively in connection with the same consulting services (see Note 1). In addition the Company paid $360,000 to a company wholly-owned by such director for the repurchase of 180,000 shares of common stock from the director in connection with the R&D agreement (see Note
1). Of the $360,000 paid, $270,000 has been charged to research and development expense from September 23, 1996 (inception) to December 31, 2004. No shares were redeemed during the three or six months ended December 31, 2004.

The Company paid consulting fees to its former President and director and a current stockholder in the amount of $293,503 from September 23, 1996 (inception) to June 30, 2001. No consulting fees were paid for the years ended June 30, 2004, 2003 and 2002 and for the three and six months ended December 31, 2004.

The Company paid administrative fees and reimbursed expenses to a company that is owned by a stockholder in the amount of $117,693 from September 23, 1996 (inception) to June 30, 2001. No administrative fees and reimbursed expenses were paid to this company for the years end June 30, 2004, 2003 and 2002 and for the three and six months ended December 31, 2004.

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

In December 2004 the Company issued 40,000 shares to its directors (including one director that is also an officer). This transaction was recorded as compensation of $9,600 during the three and six months ended December 31, 2004.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Cautionary Statement
--------------------

You should read the following discussion and analysis in conjunction with the Financial Statements and related notes thereto contained elsewhere in this Form 10-QSB ("Report"). The information in this Report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission ( the "SEC"), including our Annual Report on SEC Form 10-KSB for the year ended June 30, 2004.

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

Plan of Operation
-----------------

We plan to continue the research and development of our OX2 engine prototype during the 2005 fiscal year. On October 15, 2001 we entered into a three year agreement with OX2 Engine Development PTY, LTD, an Australian Company ("OX2 LTD"), and Steven Charles Manthey, the inventor of the OX2 engine, to provide research and development products and services related to the OX2 engine. OX2 LTD is wholly-owned by Mr. Manthey. The agreement was amended in January 2002 and April 2002. Research and development activities under the agreement include continued maintenance of the first and second OX2 Engine Prototypes as well as design and development of three additional OX2 Engine Prototypes. In consideration for the services provided by Mr. Manthey and OX2 under the agreement, we will repurchase from Mr. Manthey, or his affiliates, 240,000 shares of Common Stock, at $2 per share. We have allocated the $2 per share repurchase price as follows: $.50 per share for the redemption of shares of Common Stock and $1.50 per share as research and development expense. The $.50 common share redemption price is based on the fair market value of the Common Stock as of the agreement date. In addition, Mr. Manthey provided consulting services under the agreement for the sum of $80,000 per annum. As of December 31, 2004, we have repurchased 180,000 shares of common stock for $360,000 under this agreement. No stock under this agreement was repurchased for the three and six months ended December 31, 2004. For the three and six months ended December 31, 2004 the Company paid $6,684 and $20,686, respectively, in connection with consulting services under this agreement. This agreement terminated on October 15, 2004 and the Company is in the process of negotiating a new research and development agreement with OX2 LTD.

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

The development of the three 30 kilowatt integrated generator prototypes is expected to be completed by June, 2005 at an anticipated expense to the Company of $325,000. The Company will also retain all intellectual property rights pertaining to this development initiative. For the three and six months ended December 31, 2004 $65,000 and $227,500, respectively, was paid on this contract and was recorded as a research and development expenditure in the statement of operations.

We have spent $145,656 and $441,749, respectively, for the three and six months ended December 31, 2004, and $133,681 and $257,293 for the three and six months ended June 30, 2003, on research and development for the OX2 engine. For the period from September 23, 1996 (Inception) through December 31, 2004 we have spent $4,300,783 on research and development activities.

Assuming the successful completion of all necessary research and development work, and assuming the tests of our OX2 Engine Prototypes (existing and future) are successful; we will attempt to introduce the OX2 engine into the market. Such marketing activities may include demonstrations to manufacturers of products using internal combustion engines and the addition of joint venture and/or strategic partners to assist in the marketing, development and commercial application of the OX2 engine.

In the short term, our plans are to develop the OX2 engine for commercial stationary generator applications, and in the longer term, we plan to develop the engine for commercial, marine, aircraft and/or automotive applications.

We expect that our cash flow requirements to fund general operations in the fiscal year ending June 30, 2005 will total approximately $1,500,000, including outside consulting fees and expenditures for equipment. We expect to fund these costs with our cash or cash equivalent reserves, which were $388,910 as of December 31, 2004. The Company also has available a $4,900,500 stock subscription receivable from the R.E. & M. Petersen Trust DTD 1/17/83 (the "Petersen Trust"), which may be drawn upon at the discretion of the Board of Directors. The Petersen Trust has executed a promissory note and security agreement for the sole purpose of paying down the stock subscription receivable balance. The Board of Directors, at its discretion, may draw down upon the secured promissory note at any time to further the research, development and/or commercial application of the Company's engine(s). Our cost estimates do not include provisions for any contingencies or unexpected expenses that may arise or any unanticipated increases in costs.

Our net loss since inception (September 23, 1996) is $14,563,463. Our net loss for the three and six months ended December 31, 2004 is $447,891 and $950,218, respectively.

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

We assess the fair value and recoverability of our long-lived assets, including patents, whenever events and circumstances indicate the carrying value of an asset may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. In doing so, we make assumptions and estimates regarding future cash flows and other factors to make our determination. The fair value of our long-lived assets and patents is dependent upon the forecasted performance of our business, changes in the automotive industries, and the overall economic environment. When we determine that the carrying value of our long-lived assets may not be recoverable, we measure any impairment based upon the excess of the carrying value that exceeds the estimated fair value of the assets. As a result of these reviews, we have not yet recognized any impairment losses as of December 31, 2004.

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

WE PRESENTLY MEET THE LEGAL STANDARDS THAT MAKE US ELIGIBLE TO TERMINATE OUR OBLIGATIONS TO FILE PERIODIC REPORTS WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "SEC") (SUCH AS FORMS 10-K, 10-Q AND 8-K) AND TO DEREGISTER OUR COMMON STOCK WITH THE SEC, AND WE MIGHT CHOOSE TO TAKE THIS ACTION WITHOUT PRIOR NOTICE AT ANY TIME, PRIMARILY TO ELIMINATE THE COSTS ASSOCIATED WITH BEING A PUBLICLY-REPORTING COMPANY. If we take this action, our Common Stock will no longer be quoted on the OTC Bulletin Board and the amount of publicly available, periodic information about us will be substantially reduced. As a result, the public market for our Common Stock may become much smaller, resulting in even greater illiquidity and difficulty in ascertaining the Common Stock's fair market value than presently exists.

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

OUR CASH OR CASH EQUIVALENTS RESERVES MAY NOT BE ADEQUATE TO COVER OUR COSTS OF OPERATIONS. To date, we have covered our operating losses by privately placing securities. We expect to fund our general operations and marketing activities for 2005 with our current cash and cash equivalents reserves, which were obtained from the sale of securities and were $388,910 as of December 31, 2004. We also have a $4,900,500 stock subscription receivable from the R.E.&M. Petersen Living Trust DTD 1/17/83 (the "Petersen Trust"), which may be drawn upon at the discretion of our Board of Directors. The Petersen Trust has executed a promissory note and security agreement for the sole purpose of paying down the stock subscription receivable balance. However, our cost estimates do not include provisions for any contingencies, unexpected expenses or increases in costs that may arise. If our cash and cash equivalent reserves are exhausted, we plan to request payments on the subscription receivable as funds are required for operations.

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

WE HAVE A HISTORY OF LOSSES. We have a history of operating losses and an accumulated deficit, as of December 31, 2004, of $14,563,463. Our ability to generate revenues and profits is subject to the risks and uncertainties encountered by development stage companies.

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

OUR COMMON STOCK IS NOT WIDELY TRADED, WHICH MAY RESULT IN ILLIQUIDITY AND INCREASED VOLATILITY. Our Common Stock is not widely traded, and, as a result, the prices quoted for our stock may not reflect its fair market value. Because of the low volume of trading in our Common Stock, our shareholders may find it difficult to sell their shares. If we elect to terminate our periodic reporting and deregister our Common Stock, as discussed above, these risk factors will become greater.

OUR PRINCIPAL SHAREHOLDERS CAN EXERCISE SIGNIFICANT CONTROL OVER US AND COULD LIMIT THE ABILITY OF OUR OTHER SHAREHOLDERS TO INFLUENCE THE OUTCOME OF TRANSACTIONS REQUIRING A SHAREHOLDER VOTE. As of December 31, 2004 approximately 90% of our outstanding Common Stock was owned by our executive officers, directors and principal shareholders. These shareholders will have the ability to exercise influence over all matters requiring approval by our shareholders, including the election of directors and approval of significant corporate transactions.

IF WE ELECT TO TERMINATE OUR PERIODIC REPORTING OBLIGATIONS AND DEREGISTER OUR COMMON STOCK WITH THE SEC, AS DISCUSSED ABOVE, THEN ANY OF OUR SHAREHOLDERS WHOSE COMMON STOCK IS DEEMED "RESTRICTED SECURITIES" AND ANY OF OUR

SHAREHOLDERS WHO ARE "AFFILIATES" OF THE COMPANY WILL NO LONGER BE ABLE TO RELY ON SEC RULE 144 AS A MEANS OF TRANSFERRING THEIR SHARES WITHOUT SEC REGISTRATION. (In this context, "restricted securities" generally means Common Stock that was acquired from the Company or an affiliate in a transaction or chain of transactions not involving a public offering and has been held for less than two years thereafter, and an "affiliate" is a person who directly or indirectly controls, is controlled by, or is under common control with, the Company.) Consequently, such shareholders will have the burden of demonstrating that they qualify for some other exemption from SEC registration if they wish to transfer their shares without the time and expense required for registration.

Recent Accounting Pronouncements:

SFAS No. 151
------------

In November 2004, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 151,"Inventory Costs". SFAS No. 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB No. 43, Chapter 4,"Inventory Pricing". Paragraph 5 of ARB No. 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Since the Company currently has no inventory, management does not expect adoption of SFAS No. 151 to have a material impact on the Company's financial statements.

SFAS No. 152
------------

In December 2004, the FASB issued SFAS No. 152,"Accounting for Real Estate Time-Sharing Transactions". The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2,"Accounting for Real Estate Time-Sharing Transactions". SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS No. 66,"Accounting for Sales of Real Estate", for real estate time-sharing transactions. SFAS No. 152 amends Statement No. 66 to reference the guidance provided in SOP 04-2. SFAS No. 152 also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS No. 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. This statement is not applicable to the Company.

SFAS No. 153
------------

In December 2004, the FASB issued SFAS No. 153,"Exchanges of Nonmonetary Assets," an amendment to Opinion No. 29,"Accounting for Nonmonetary Transactions". Statement No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS No. 153 to have a material impact on the Company's financial statements.

SFAS No. 123(R)
---------------

In December 2004, the FASB issued SFAS No. 123(R),"Share-Based Payment". SFAS 123(R) amends SFAS No. 123,"Accountung for Stock-Based Compensation", and APB Opinion 25,"Accounting for Stock Issued to Employees." SFAS No.123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company's financial statements.

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

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

             Name of Director                    Number of Shares of Common
                                                 Stock

             Noel Holmres                        10,000
             Steven Charles Manthey              10,000
             Alexandria Phillips                 10,000
             Carroll Shelby                      10,000

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On November 5, 2004, the Company held its annual meeting of shareholders. Shareholders present in person or by proxy, representing 21,074,481 shares of common stock, voted on the following matters:

1. The shareholders elected the following four directors of the Company to hold office until the next annual meeting of shareholders or until their successors are elected and qualified:

Name of Director                   Number of Shares Cast in Favor       Number of Shares for Which
                                                                        Authority Withheld
------------------------------------------------------------------------------------------
Noel Holmes                        21,032,910                           41,571
Steven Charles Manthey             21,032,910                           41,571
Alexandria Phillips                21,032,910                           41,571
Carroll Shelby                     21,032,910                           41,571

2. The shareholders ratified the appointment of Singer Lewak Greenbaum & Goldstein LLP as the Company's independent auditors for the year ended June 30, 2004, as follows:

Number of Shares Cast in Favor     Number of Shares Cast Against        Number of Shares Abstaining
---------------------------------------------------------------------------------------------------
21,045,043                         20,918                               8,520

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

10.14 First Amendment to the Registrant's 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 2001).
10.15 Second Amendment to the Registrant's 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to the Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 2001).
10.16 Memorandum of Understanding, Charitable Gift Agreement, by and among the Registrant, the UC Riverside Foundation and the Regents of the University of California, dated as of June 7, 1999 (incorporated by reference to Exhibit 10.10 to the Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 2001).
10.17 Agreement by and between the Registrant and Danoteck Motion Technologies, dated as of August 13, 2004 (incorporated by reference to Exhibit 10.17 to the Registrant's Report on Form 10-QSB for the fiscal quarter ended September 30, 2004).
14.1   Code of Business Conduct and Ethics
31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002--President.
31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002--Treasurer
32.1   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
       Section 906 of the Sarbanes-Oxley Act of 2002--President.
32.2   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
       Section 906 of the Sarbanes-Oxley Act of 2002--Treasurer.


Reports of Form 8-K
-------------------

None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       ADVANCED ENGINE TECHNOLOGIES, INC.
                                  (Registrant)





Date: February 14, 2005          By: /s/ Carroll Shelby
                                     ------------------
                                     Carroll Shelby, President and Director


Date: February 14, 2005          By: /s/ Alexandria Phillips
                                     -----------------------
                                     Alexandria Phillips, Treasurer and Director